Form 10KSB
period 2007-08-31
UBIQUITECH SOFTWARE CORP
filed 2007-11-28
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: August 31, 2007

Commission File No.000-52395

UBIQUITECH SOFTWARE CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

7730 East Belleview Ave., #A202
Englewood, CO	80111
(Address of principal executive offices)	(zip code)

(720) 482-9559
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]   No [ ].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2007, was 9,158,000.

FORM 10-KSB
Ubiquitech Software Corporation

For purposes of this prospectus, unless otherwise indicated or the context otherwise requires, all references herein to “Ubiquitech,” “we,” “us,” and “our,” refer to Ubiquitech Software Corporation, a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below andthe other information in this document before deciding to invest in shares ofour common stock.

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

Risks Related to Our Business and Industry

We are recently formed, have no operating history, and have never been profitable.  We have negative retained earnings.

We were formed as a Colorado business entity in January, 2007. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on January 11, 2007 through August 31, 2007, we generated no revenue. We had a net loss of $12,179 for this period. At August 31, 2007 we had a retained earnings deficit of $12,179.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended August 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin active operations;

•	our ability to locate clients who will purchase our services; and

•	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our business model was developed in 2007. We have operated as a corporation for short amount of time. We have a limited operating history, based upon no revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be continue to incur losses, which may result in a decline in our stock price.

We have no experience as a public company.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We are implementing a strategy to grow our business, which is expensive and may not generate increases in our revenues.

We intend to grow our business, and we plan to incur expenses associated with our growth and expansion. Although we recently raised funds through offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving revenues, despite our attempts to grow our business. If our growth strategies do not result in significant revenues, we may have to abandon our plans for further growth or may even cease our proposed operations.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of August 31, 2007, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay our development or indefinitely postponed.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Sobnosky, our President. In the event that we need additional capital, Mr. Sobnosky has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no operating history, we are inherently a risky investment.

We have no operating history. Because we are a company with no history, the operations in which we engage in, business consulting, is an extremely risky business. An investor could lose his entire investment.

There are factors beyond our control which may adversely affect us.

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing client preferences.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

There are risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products.

We will continue to evaluate opportunities to develop product solutions, and when we choose to develop such products we will incur expenses in those development efforts. Market acceptance of new products may be slow or less than we expect. Our products also may not perform in a manner that is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will delay or eliminate our ability to recover our investment in these products. During any period that we unsuccessfully seek to market these products, we will also incur marketing costs without corresponding revenue.

Our ability to grow our business depends on relationships with others. We have no established relationships at this time.  We may never develop such relationships. Further, if we were to lose those relationships, we could lose our ability to sell certain of our products.

Most of our revenue and a majority of our gross profit are expected to come from selling integrated solutions, consisting of combinations of hardware and software products produced by others. While our relationships will change from time to time, we must rely upon technology partners to augment and enhance the products we plan to sell. At the present time, we do not have any technology partners and cannot guarantee we will ever develop any such partners. If we do develop such partners, we risk that a given technology partner will change its marketing strategy and de-emphasize its use of marketing partners such as us. Our ability to generate revenue from reselling our products would diminish and our operations and results of operations would be materially and adversely affected.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.

Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of clients than we have. As a result, these competitors may have greater credibility with our existing and potential clients. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in client requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our potential clients.

We may be unable to hire and retain key personnel.

Our future success depends on our ability to attract qualified storage technology and geospatial imagery personnel. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to generate sufficient revenue to offset our operating costs.

We may need to substantially invest in marketing efforts in order to grow our business, which will be expensive.

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We have not presented our service and product offering to the potential market. We plan to rely primarily on word of mouth from our existing contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among retailers, which would be expensive. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability.

Our business is not diversified, which could result in significant fluctuations in our operating results.

All of our business is involved in the marketing of selling integrated data storage solutions, and, accordingly, is dependent upon trends in the sector. Downturns in the integrated data storage solutions sector could have a material adverse effect on our business. A downturn in the integrated data storage solutions sector may reduce our stock price, even if our business is successful.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.

Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of clients than we have. As a result, these competitors may have greater credibility with our existing and potential clients. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in client requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our potential clients.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Sobnosky, our President, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Sobnosky. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

 *    actual or anticipated fluctuations in our operating results;

 *    changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

 *    changes in market valuations of other companies, particularly those that market services such as ours;

 *    announcements by us or our competitors of significant innovations,  acquisitions, strategic partnerships, joint ventures or capital commitments;

 *    introduction of product enhancements that reduce the need for our products;

 *    departures of key personnel.

Of our total outstanding shares as of November 1, 2007, a total of 9,040,000, or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limits the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently not quoted on in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Our business is to develop and market proprietary specialized computer software to help manage electronically stored data. We have designed and plan to develop a software application for health care businesses which will be known as Ubiquitech™ Enterprise Storage Manager (“UESM"). UESM will be designed to provide computer data storage  technicians with reporting and system problem notification. The UESM software application will assist technicians with:

•	Data Storage Problem Diagnostics
•	Live System Problem Identification and Notification
•	Reporting and Trending
•	Electronic Data Storage Management
•	Federal Regulatory Compliance Regulations for Electronic Storage

We believe that the recent increase in the demands for electronic data storage has increased these challenges to corporate Information Technology (“ IT”) organizations and technicians significantly over the last several years.

When combined with the capital cost of storage, we believe that the maintenance and labor costs associated with these issues can present a tremendous financial strain on corporate IT budgets. Therefore, sending routine administrative tasks to a storage management software tool can be a strategic corporate decision. We believe that Ubiquitech ESM will provide the capability for corporations to address these management issues with a low cost, scalable software tool for a fraction of what they are currently spending on storage management and administration, since most data storage management tasks are currently being performed by highly paid technicians. We believe that Ubiquitech ESM can help IT organizations achieve strategic corporate IT objectives such as:

•	Maximizing Use of IT Human Resources
•	Ensuring Electronic Information Protection
•	Managing Costs Associated with Data Storage Management
•	Managing Growth Associated with Electronic Data Storage
•	Meeting Federal Regulatory Compliance Requirements

To help corporations achieve these objectives, we have developed an open, independent Specialized Storage Management Software (SMS) application.

Ubiquitech will also actively pursue significant partnership opportunities with several large, established  storage software and hardware vendors.

   The UESM product is designed to install on any Unix, Linux or Microsoft computer system. We do not intend to pursue mainframe computer markets.

We believe that the product is extremely scalable since it will be web based.  This web based user interface is capable of being used to segregate system users and access as well as to administer corporate computer security policies across multiple geographical locations.

We intend to pursue several strategic software development partnerships with established software and hardware vendors. Additionally, we intend to immediately pursue a strategic selling relationship with a large storage hardware vendor. At the present time, there are no definitive agreements in place.

Our original focus will be in the Denver, Colorado metropolitan area, but eventually plan to expand nationwide. However, we currently have no plans for expansion. At the present time, we have no active operations and are developing our business plan. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Sobnosky, our President. In the event that we need additional capital, Mr. Sobnosky has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. However, we  reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our services. Therefore, there can be no assurance that any of its objectives will be achieved.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 7730 East Belleview Ave., #A202, Englewood, CO 80111.  Our telephone number is (720)482-9559.

(c) PROPOSED OPERATIONS

We plan to initially operate out of the office of our President. This office is also shared with another company owned by our President and largest shareholder.

We are not presently marketing our product but plan to do so prior to the end of 2007. We plan to utilize the expertise and existing business relationships of our principal officer, Mr. Sobnosky to develop our opportunities. All operational decisions will be made solely by Mr. Sobnosky.

It should be noted, however, that we do not have any extensive history of operations. To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

(d) MARKETS

Our sales strategy is two fold:

1)	Penetrate end user accounts (hospitals, insurance companies, etc.) through a reseller channel with the monitoring and reporting components of Ubiquitech ESM.

2)
Generate recurring revenue streams through strategic software and hardware vendor relationships. IT departments are currently purchasing these SMS types of tools in order to address pressing issues in the areas of monitoring and reporting. By establishing ourself as the incumbent SMS software vendor with the reporting and monitoring component of UESM, we  believe that we will be able to generate future revenues as software “add-ons” in the areas electronic data storage management and regulatory compliance  within our client base.

We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge. We plan to utilize the expertise of its principal officer to develop our business.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

(f) CUSTOMERS AND COMPETITION

Generally, the computer storage business is very dynamic and subject to sudden change. The competition is essentially divided into two groups: existing large incumbent storage vendors and independent SMS vendors. Incumbent storage vendors include Symantec/Veritas, Hewlett Packard, IBM, CA, and others. Most, if not all, of the incumbents have engaged in some level of acquisition as method of entering the SMS portion of the computer storage business.

We are not aware of any direct competitor.  Most of our competitors sell and support specifically developed products or conversely, large, generic reporting frameworks. To our knowledge, no single vendor provides diagnostics, system health checking, live problem notification, reporting, and  management across all elements of the electronic data storage infrastructure.

Almost all of the companies in this industry have greater resources and expertise than us. Any of them could chose to enter our proposed market at any time. Competition with these companies could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us. Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth.

Our principal effort at this point will be to develop a client base. We believe that the primary reason that customers would buy from us rather than competitors would be the existing relationships that we can develop. We believe that customer loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge.

(g) BACKLOG

At August 31, 2007, we had no backlogs.

(h) EMPLOYEES

We have one full-time employee: Mr. Brian Sobnosky, our President. Mr. Sobnosky does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

(i) PROPRIETARY INFORMATION

           We own no proprietary information.

(j) GOVERNMENT REGULATION

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

We believe that we are not subject to any material costs for compliance with any environmental laws.

(m) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 7730 East Belleview Ave., #A202, Englewood, CO 80111.  Our telephone number is (720)482-9559.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently occupies approximately 500 square feet of office and retail space which we rents from our President and largest shareholder on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We also own office equipment and the design plans for our propose software product.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders

As of November 1, 2007, there were 63 record holders of our common stock and there were 9,158,000 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Reports

Once our registration statement under Form SB-2 has been declared effective, we will be subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

           The stock transfer agent for our securities is X-Clearing Corp, of Denver, Colorado. Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202. Their phone number is (303)573-1000.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

From our inception on January 11, 2007 through August 31, 2007, we generated no revenue. As a result we have no operating history upon which to evaluate our business. In addition, we have a history of losses. We had a net loss of $12,179for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a management consulting practice with regard to accounting, computer and general business issues for small and home-office based companies and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the period from January 11, 2007 through August 31, 2007 was $12,186. The major components of general and administrative expenses include consulting fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $12,179 for the period from January 11, 2007 through August 31, 2007.

We currently have no revenue but continue to develop our plan.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Sobnosky has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of August 31, 2007, we had cash or cash equivalents of $23,791.

Net cash used for operating activities was $12,179 from our inception on January 11, 2007 through August 31, 2007.

Cash flows from investing activities were $-0- from our inception on January 11, 2007 through August 31, 2007.

Cash flows provided by financing activities were $23,784 from our inception on January 11, 2007 through August 31, 2007.  These cash flows were all related to sales of stock and deferred offering costs.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr. Sobnosky has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy, particularly the economy in Denver, Colorado. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a management consulting practice with regard to accounting, computer and general business issues for small and home-office based companies and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ubiquitech Software Corporation
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

For the period January 11, 2007 (Inception) Through August 31, 2007

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ubiquitech Software Corporation
Greenwood Village, Colorado

I have audited the accompanying balance sheet of Ubiquitech Software Corporation (a development stage company) as of August 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the period from January 11, 2007 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubiquitech Software Corporation as of August 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the period from January 11, 2007 (inception) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                                                     /s/ Ronald R. Chadwick, P.C.
October 16, 2007                                                                                                                     RONALD R. CHADWICK, P.C.

Ubiquitech Software Corporation
(A Development Stage Company)
Balance Sheet
as of August 31, 2007

Current Assets - Cash	$23,791

TOTAL ASSETS	$23,791

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES - Accounts payable	$3,686

TOTAL LIABILITIES	$3,686

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 9,158,000 shares.	9,158

Capital paid in excess of par value	23,126

Retained earnings (deficit)	(12,179)

TOTAL SHAREHOLDERS' EQUITY	20,105

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,791

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corporation
(A Development Stage Company)
Statement of Operations
For the period January 11, 2007 (Inception) through August 31, 2007

Revenue	$-

General and administrative expenses

Consulting	8,500
Stock transfer fees	3,686

Total General and administrative expenses	12,186

(Loss) before other income	(12,186)

Other income - Interest	7

Net (Loss)	$(12,179)

Basic (Loss) Per Share	(0.00)

Weighted Average Common Shares
Outstanding	9,039,750

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corporation
(A Development Stage Company)
Statement of Cash Flows
For the period January 11, 2007 (Inception) through August 31, 2007

Net (Loss)	$(12,179)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	8,500
Increase in accounts payable	3,686

Net cash provided by operation activities	7

Cash flows from investing activities:

Net cash (used) in investing activities	-

Cash flows from financing activities:
Issuance of common stock	50,000
Deferred offering costs	(26,216)

Net cash provided from financing activities	23,784

Net increase in cash	23,791
Cash at beginning of period	-
Cash at end of period	$23,791

Supplemental disclosure information:
Stock issued for services	$8,500

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corporation
(A Development Stage Company)
Statement of Shareholders' Equity
As of August 31, 2007

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at January 11, 2007 (Inception)	-	$-	$-	$-	$-

January 12, 2007 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

January 12, 2007 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

April 23, 2007 issued 40,000
shares of par value $.001 common stock
for cash of $20,000 or $.50 per share	40,000	40	19,960		20,000

August 24, 2007 issued 114,000
shares of par value $.001 common stock
for cash of $28,500 or $.25 per share	114,000	114	28,386		28,500

August 28, 2007 issued 4,000
shares of par value $.001 common stock
for cash of $1,000 or $.25 per share	4,000	4	996		1,000

Deferred Offering Costs			(26,216)		(26,216)

Net (Loss)	-	-	-	(12,179)	(12,179)

Balance at August 31, 2007	9,158,000	$9,158	$23,126	$(12,179)	$20,105

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corporation
(A Development Stage Company)
Notes to Financial Statements
For the Period January 11, 2007 (Inception) Through August 31, 2007

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Ubiquitech Software Corporation. (the “Company”), was incorporated in the State of Colorado on January 11, 2007. The Company was formed to provide software development in the data storage and management industry. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Cash paid for interest during the period was $0.  Cash paid for income taxes during the period was $0.

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at August 31, 2007.

Ubiquitech Software Corporation
(A Development Stage Company)
Notes to Financial Statements
For the Period January 11, 2007 (Inception) Through August 31, 2007

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company provides management consulting services. The revenue is recognized when the services have been preformed. As of August 31, 2007 the Company has had no operations.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management filed a Limited Offering Registration with the State of Colorado to acquire capital.  Management believes this will contribute toward its operations and subsequent profitability.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Events

The Company currently has an office located at an address maintained by the President on a rent free basis.

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of no par value common stock.  Through August 31, 2007, the Company issued a total of 9,158,000 shares raising $50,000 of cash.

On January 12, 2007 the Company issued 8,500,000 shares of $.001 par value common stock for services valued at $8,500 or $.001 per share. On January 12, 2007 the Company issued 500,000 shares of $.001 par value common stock for $500 cash or $.001 per share.

On April 23, 2007 the Company issued 40,000 shares of $.001 par value common stock for $20,000 cash or $.50 per share.

Ubiquitech Software Corporation
(A Development Stage Company)
Notes to Financial Statements
For the Period January 11, 2007 (Inception) Through August 31, 2007

On August 24, 2007 the Company issued 114,000 shares of $.001 par value common stock for $28,500 cash or $.25 per share as part of a private offering

On August 28 2007 the Company issued 4,000 shares of $.001 par value common stock for $1,000 cash or $.25 per share as part of a private offering

Note 4 – Capital Stock (continued)

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of August 31, 2007.

The Company has declared no dividends through August 31, 2007.

Note 5 -  Income Taxes

At August 31, 2007, the Company had a tax loss of $(12,179). As of August 31, 2007 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will expire in 2027.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he or she has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian Sobnosky	46	President, Treasurer, Director
Patrick Nats	41	Secretary and Director

Mr. Sobnosky has been our President, Treasurer and a Director since our inception. He is the founder and has been the CEO of several software companies. His primary responsibilities have been sales and marketing, finance, and operations. From 1995 to 1998 he co-founded and was the CEO of Data Management Solutions, Inc. (DMSI), a systems integration firm that in 1997 became the largest reseller of Veritas (now Symantec) software in the world. DMSI was sold to a competitor, CRANEL, Inc., in 1998 while at a sales revenue  of approximately $20 million. His primary responsibilities at DMSI were sales and marketing, finance, and operations.

       Mr. Sobnosky served as Vice President of Strategic Account Sales for CRANEL Inc. from 1998-2000. Convergent Data Systems, Inc. (CDSI) was founded by Mr. Sobnosky in May of 2000.

Founded in November of 2002 by Mr. Sobnosky, Tavata Software Corporation (TSC) utilized profits generated by CDSI to fund a software development effort aimed at bringing an SMS software tool to the SMB market. This was successfully accomplished in February of 2003. Mr. Sobnosky caused TSC to enter into a significant software development and investment partnership with a large storage hardware vendor in September of 2006. Mr. Sobnosky graduated in 1984 from Youngstown State University with a degree in structural engineering.

Mr. Nats has been our Secretary and a Director since May, 2007. He is currently the Chief Technical Officer (CTO) of @Hand Clinical Data, Inc.  @Hand is a Software Development Company focused on providing Mobile Point of Care and Tracking Software Applications for the Medical Critical Industry. He oversees all aspects of software and technology product development for the company. From 2005-2006 He was senior database and technology architect with Comcast Inc., Greenwood Village, CO., where he designed a Voice Over Internet Protocol (VOIP) billing system for over 8 million projected users. Mr. Nats served as Technical Manager for Cendant-Data Integrity Group from 2004-2005, where he designed automated data collection software to scan numerous telephony based network switches for reconciliation to billing and provisioning databases.  From 2003-2004 Mr. Nats was Chief Engineer with Confio Software where he oversaw the development and engineering of an Oracle distributed multi-tier performance tool. From 2001-2003 he was Vice President Application Development with Tavata Software Corporation, a software development company focused on developing data collection software for large technology enterprises and owned by Mr. Sobnosky. Mr. Nats attended Front Range Community College of Colorado and Devry Institute of Technology, Phoenix AZ from 1984-1989.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Compensation of Directors

None of our directors received or were entitled to receive remuneration for the fiscal year ended August 31, 2007. We were incorporated in 2007.

Item 10. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to any of our officers or directors since inception in 2007. Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

 None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of November 1, 2007, we had 9,158,000 shares of Common Stock issued and outstanding. No Preferred Stock has been issued or is outstanding as of the date hereof.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of November 1, 2007.

each person who is known by us to beneficially own 5% or more of our common stock;

each of our directors and executive officers; and

all of our directors and executive officers, as a group.

Name and Address	No. of	Percentage
of Beneficial Owner	Common Shares	of Ownership(1)(2)

Brian Sobnosky	8,500,000	92.8%
7730 East Belleview Ave. #A202
Englewood, CO 80111

Patrick Nats	-0-	-0-
7730 East Belleview Ave. #A202
Englewood, CO 80111

All Officers and Directors as a Group	8,500,000	92.8%
(two persons)
_______________

   (1) All ownership is beneficial and of record, unless indicated otherwise.

   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office and retail space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, October 31, 2007.

(b)	Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $3,000 for the year ended August 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 28, 2007.

UBIQUITECH SOFTWARE CORPORATION

By:	/s/ Brian Sobnosky
Brian Sobnosky,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: November 28, 2007	By:	/s/ Brian Sobnosky
Brian Sobnosky,
Director

Date: November 28, 2007	By:	/s/ Patrick Nats
Patrick Nats,
Director