Form 10KSB/A
period 2007-08-31
UBIQUITECH SOFTWARE CORP
filed 2008-01-14
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: August 31, 2007

Commission File No.000-52395

UBIQUITECH SOFTWARE CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8224855
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

7730 East Belleview Ave., #A202
Englewood, CO	80111
(Address of principal executive offices)	(zip code)

(720) 482-9559
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

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

SIGNATURES

In accordance with Section 12 of the SecuritiNovember 28es Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2008.

UBIQUITECH SOFTWARE CORPORATION

By:	/s/ Brian Sobnosky
Brian Sobnosky,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: January 14, 2008	By:	/s/ Brian Sobnosky
Brian Sobnosky,
Director

Date: January 14, 2008	By:	/s/ Patrick Nats
Patrick Nats,
Director