Form 10QSB
period 2007-11-30
UBIQUITECH SOFTWARE CORP
filed 2008-01-14
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period endedNovember 30, 2007

Commission File No. 0-52395

UBIQUITECH SOFTWARE CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8224855
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

7730 East Belleview Ave., #A202
Englewood, CO80111
 (Address of principal executive offices) (zip code)

(720) 482-9559
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X].

Registrant's revenues for its most recent fiscal quarter were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 30, 2007, was 9,158,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
UBIQUITECH SOFTWARE CORPORATION

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UBIQUITECH SOFTWARE CORPORATION

ITEM 1. FINANCIAL STATEMENTS

UBIQUITECH SOFTWARE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended November 30, 2007

UBIQUITECH SOFTWARE CORPORATION
(A Development Stage Company)
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	1
Consolidated statements of operation	2
Consolidated statements of cash flows	3
Notes to consolidated financial statements	5

Ubiquitech Software Corporation
Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	November 30,	August 31,
	2007	2007
ASSETS

Current Assets:

Cash and cash equivalents	$16,697	$23,791

Total Current Assets	16,697	23,791

TOTAL ASSETS	$16,697	$23,791

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities - Accounts payable	3,871	3,686

TOTAL LIABILITIES	3,871	3,686

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,158,000 shares	9,158	9,158

Capital paid in excess of par value	23,126	23,126

(Deficit) accumulated during the development stage	(19,458)	(12,179)

TOTAL SHAREHOLDERS' EQUITY	12,826	20,105

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,697	$23,791

The accompanying notes are an integral part of the consolidated financial statements.

Ubiquitech Software Corporation
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months	January 11,
	Ended	Ended	2007 (inception)
	November 30,	November 30,	through November
	2007	2006	30, 2007

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	3,250	-	3,250
Consulting	1,000	-	9,500
Printing	3,121		3,121
Stock transfer	-	-	3,685

Total General & administrative expenses	7,371	-	19,556

(Loss) before other income	(7,371)	-	(19,556)

Other income - Interest	92	-	98

Net (Loss)	$(7,279)	$-	$(19,458)

Basic (Loss) per common share	(0.00)	-	(0.00)

Weighted Average Common Shares Outstanding	9,158,000	-	9,158,000

The accompanying notes are an integral part of the consolidated financial statements.

Ubiquitech Software Corporation
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity
August 31, 2006 (inception) through October 31, 2007

				Deficit accumulated
	Number Of		Capital Paid	Dduring the
	Common	Common	in Excess	development
	Shares Issued	Stock	of Par Value	stage	Total
Balance at January 11, 2007 (Inception)	-	$-	$-	$-	$-

January 12, 2007 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

January 12, 2007 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

April 23, 2007 issued 40,000
shares of par value $.001 common stock
for cash of $20,000 or $.50 per share	40,000	40	19,960		20,000

August 24, 2007 issued 114,000
shares of par value $.001 common stock
for cash of $28,500 or $.25 per share	114,000	114	28,386		28,500

August 28, 2007 issued 4,000
shares of par value $.001 common stock
for cash of $1,000 or $.25 per share	4,000	4	996		1,000

Deferred Offering Costs			(26,216)		(26,216)

Net (Loss)	-	-	-	(12,179)	(12,179)

Balance at September 30, 2007	9,158,000	$9,158	$23,126	$(12,179)	$20,105

Net (Loss)	-	-	-	(7,279)	(7,279)

Balance at November 30, 2007	9,158,000	$9,158	$23,126	$(19,458)	$12,826

The accompanying notes are an integral part of the consolidated financial statements.

Ubiquitech Software Corp.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

			Period From
	3 Months	3 Months	Inception
	Ended	Ended	January 11, 2007
	November	November	Through
	30, 2007	30, 2006	November 30, 2007
Cash Flows From Operating Activities:

Net (Loss)	$(7,279)	$-	(19,458)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for services	-	-	8,500
Increase in accounts payable	185	-	3,871

Net Cash Flows (used) in operations	(7,094)	-	(7,087)

Cash Flows From Investing Activities:

	-	-	-

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Issuance of common stock	-	-	50,000
Deferred offering costs	-	-	(26,216)

Net Cash Flows provided by financing activities	-	-	23,784

Net Increase (Decrease) In Cash and cash equivalents	(7,094)	-	16,697
Cash and cash equivalents at beginning of period	23,791	-	-

Cash and cash equivalents at end of period	$16,697	-	$16,697

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$8,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Ubiquitech Software Corporation
(A Development Stage Company)

Notes To Unaudited Financial Statements
For The Three Month Period Ended November 30, 2007

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended November 30, 2007 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended November 30, 2007are not necessarily indicative of the results expected for the fiscal year ended August 31, 2008

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended August 31, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

Risks Related to Our Business and Industry

We are recently formed, have no operating history, and have never been profitable.  We have negative retained earnings.

We were formed as a Colorado business entity in January, 2007. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on January 11, 2007 through August 31, 2007, we generated no revenue. We had a net loss of $19,458 for this period. At August 31, 2007 we had a retained earnings deficit of $19,458.

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

As of November 30, 2007, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

 *    departures of key personnel.

Of our total outstanding shares as of November 30, 2007, a total of 9,040,000, or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limits the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently not quoted on in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations.

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

Overview and History

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

   Our address is 7730 East Belleview Ave., #A202, Englewood, CO 80111.  Our telephone number is (720)482-9559.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending November 30, 2007 and November 30, 2006. For the fiscal quarter ended November 30, 2007 we had no revenues. We also had no revenues for the fiscal quarter ended November 30, 2006.

General and administrative expenses for the fiscal quarter ended November 30, 2007 was $19,556. General and administrative expenses for the fiscal quarter ended November 30, 2006 was $-0-. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $19,458 for the fiscal quarter ended November 30, 2007, compared to a net loss of $ -0- for the fiscal quarter ended November 30, 2006.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2008.

Liquidity and Capital Resources

As of November 30, 2007, we had cash or cash equivalents of $16,697 compared to cash or cash equivalents of $ -0- at November 30, 2006.

Net cash used in operating activities was $7,094 for the fiscal quarter ended November 30, 2007 compared to $ -0- for the fiscal quarter ended November 30, 2006. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the fiscal quarter ended November 30, 2007, compared to $ -0- for the fiscal quarter ended November 30, 2006.

Cash flows provided by financing activities were $-0- for the fiscal quarter ended November 30, 2007, compared to $-0-  for the fiscal quarter ended November 30, 2006. All cash flows were related to our recent private placement activity.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our recent public offering will provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. Additional resources will be needed to expand into additional locations.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

Our principle source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

Plan of Operation

Our plan for the twelve months beginning January 1, 2008 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable are not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Sobnosky, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2008. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $50,000 in sales per year to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Sobnosky, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations . In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Sobnosky, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

            We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including our combined Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1*                                  Articles of Incorporation
3.2*                                  Bylaws
31.1                                  Certification of CEO/CFO pursuant to Sec. 302
32.1                                  Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, October 31, 2007.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended November 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ubiquitech Software Corporation

Date: January 14, 2008	By:	/s/ Brian Sobnosky
Brian Sobnosky Chief Executive Officer Chief Financial Officer