Form 10QSB
period 2008-02-29
UBIQUITECH SOFTWARE CORP
filed 2008-04-14
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 29, 2008

Commission File No. 0-52935

UBIQUITECH SOFTWARE CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8224855
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

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

Registrant's revenues for its most recent fiscal quarter were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 29, 2008, was 9,158,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
UBIQUITECH SOFTWARE CORPORATION

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Ubiquitech Software Corporation.

ITEM 1. FINANCIAL STATEMENTS

UBIQUITECH SOFTWARE CORPORATION

FINANCIAL STATEMENTS
(A Development Stage Company)

(Unaudited)

Quarter Ended February 29, 2008

UBIQUITECH SOFTWARE CORPORATION
 Financial Statements
(A Development Stage Company)

(Unaudited)

UBIQUITECH SOFTWARE CORPORATION
UNAUDITED BALANCE SHEET
(A Development Stage Company)

	Unaudited	Audited
	February	August
	29, 2008	31, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$4,597	$23,791

Total Current Assets	4,597	23,791

TOTAL ASSETS	$4,597	$23,791

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities - Accounts payable	2,122	3,686

TOTAL LIABILITIES	2,122	3,686

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,158,000 shares	9,158	9,158

Capital paid in excess of par value	23,126	23,126

(Deficit) accumulated during the development stage	(29,809)	(12,179)

TOTAL SHAREHOLDERS' EQUITY	2,475	20,105

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,597	$23,791

See accompanying notes to these unaudited financial statements.

UBIQUITECH SOFTWARE CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Unaudited 3 Months Ended February 29, 2008	Unaudited January 11, 2007 (inception) through February 29, 2008

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	-
Legal	7,500	-
Office	260	-
Printing	1,124	-

Total General & administrative expenses	10,384	-

(Loss) before other income	(10,384)	-

Other income - Interest	34	-

Net (Loss)	$(10,350)	$-

Basic (Loss) per common share	(0.00)	-

Weighted Average Common Shares Outstanding	9,158,000	-

See accompanying notes to these unaudited financial statements.

UBIQUITECH SOFTWARE CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Unaudited 6 Months Ended February 29, 2008	Unaudited January 11, 2007 (inception) through February 28, 2007	Unaudited January 11, 2007 (inception) through February 29, 2008

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	4,750	-	4,750
Consulting	1,000	-	2,000
Legal	7,500		15,000
Office	261		261
Printing	4,245		4,245
Stock transfer	-	-	3,686

Total General & administrative expenses	17,756	-	29,941

(Loss) before other income	(17,756)	-	(29,941)

Other income - Interest	126	-	133

Net (Loss)	$(17,630)	$-	$(29,809)

Basic (Loss) per common share	(0.00)	-	(0.00)

Weighted Average Common Shares Outstanding	9,158,000	-	9,158,000

See accompanying notes to these unaudited financial statements.

UBIQUITECH SOFTWARE CORPORATION
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
(A Development Stage Company)

				Deficit accumulated
	Number of		Capital paid	during the
	common	Common	in excess	development
	shares issued	stock	of par value	stage	Total
Balance at January 11, 2007 (Inception)	-	$-	$-	$-	$-

January 12, 2007 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

January 12, 2007 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

April 23, 2007 issued 40,000
shares of par value $.001 common stock
for cash of $20,000 or $.50 per share	40,000	40	19,960		20,000

August 24, 2007 issued 114,000
shares of par value $.001 common stock
for cash of $28,500 or $.25 per share	114,000	114	28,386		28,500

August 28, 2007 issued 4,000
shares of par value $.001 common stock
for cash of $1,000 or $.25 per share	4,000	4	996		1,000

Deferred Offering Costs			(26,216)		(26,216)

Net (Loss)	-	-	-	(12,179)	(12,179)

Balance at September 30, 2007	9,158,000	$9,158	$23,126	$(12,179)	$20,105

Net (Loss)	-	-	-	(17,630)	(17,630)

Balance at February 29, 2008 (unaudited)	9,158,000	$9,158	$23,126	$(29,809)	$2,475

See accompanying notes to these unaudited financial statements.

UBIQUITECH SOFTWARE CORPORATION
UNAUDITED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Unaudited 6 Months Ended February 29, 2008	Unaudited January 11, 2007 (inception) through February 28, 2007	Unaudited January 11, 2007 (inception) through February 29, 2008
Cash Flows From Operating Activities:

Net (Loss)	$(17,630)	$-	(29,809)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for services	-	-	8,500
Increase in accounts payable	(1,564)	-	2,123

Net Cash Flows (used) in operations	(19,194)	-	(19,186)

Cash Flows From Investing Activities:

	-	-	-

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Issuance of common stock	-	-	50,000
Deferred offering costs	-	-	(26,217)

Net Cash Flows provided by financing activities	-	-	23,783

Net Increase (Decrease) In Cash and cash equivalents	(19,194)	-	4,597
Cash and cash equivalents at beginning of period	23,791	-	-

Cash and cash equivalents at end of period	$4,597	-	$4,597

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$8,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to these unaudited financial statements.

UBIQUITECH SOFTWARE CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For The Three Month and Six Month Period Ended February 29, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 29, 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period and six month period ended February 29, 2008are not necessarily indicative of the results expected for the fiscal year ended  August 31, 2008.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended August 31, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the  financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

Risks Related to Our Business and Industry

We are recently formed, have a limited operating history, and have never been profitable.

      We were formed as a Colorado business entity in January, 2007. At the present time, we are a development stage company which is only minimally capitalized, and have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on January 11, 2007 through February 29, 2008, we generated no revenue. We had a net loss of $29,941 for this period.

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

For the period ended August 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to develop substantial operations;

♦	our ability to locate clients who will purchase our services; and

♦	our ability to generate revenues.

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

As of February 29, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

 *    departures of key personnel.

Of our total outstanding shares as of February 29, 2008, a total of 9,040,000, or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Overview and History

Our business is to develop and market proprietary specialized computer software to help manage electronically stored data. We have designed and plan to develop a software application for health care businesses which will be known as Ubiquitech™ Enterprise Storage Manager (“UESM"). UESM will be designed to provide computer data storage technicians with reporting and system problem notification. The UESM software application will assist technicians with:

♦	Data Storage Problem Diagnostics
♦	Live System Problem Identification and Notification
♦	Reporting and Trending
♦	Electronic Data Storage Management
♦	Federal Regulatory Compliance Regulations for Electronic Storage

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

When combined with the capital cost of storage, we believe that the maintenance and labor costs associated with these issues can present a tremendous financial strain on corporate IT budgets. Therefore, sending routine administrative tasks to a storage management software tool can be a strategic corporate decision. We believe that Ubiquitech ESM will provide the capability for corporations to address these management issues with a low cost, scalable software tool for a fraction of what they are currently spending on storage management and administration, since most data storage management tasks are currently being performed by highly paid technicians. We believe that Ubiquitech ESM can help IT organizations achieve strategic corporate IT objectives such as:

♦	Maximizing Use of IT Human Resources
♦	Ensuring Electronic Information Protection
♦	Managing Costs Associated with Data Storage Management
♦	Managing Growth Associated with Electronic Data Storage
♦	Meeting Federal Regulatory Compliance Requirements

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

   Our address is 7730 East Belleview Ave., #A202, Englewood, CO 80111.  Our telephone number is (720) 482-9559.

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending February 29, 2008 and the period from inception through February 28, 2007, as well as for the six months ending February 29, 2008 and the period from inception through February 28, 2008.

For the fiscal quarter ended February 29, 2008 and from inception through February 28, 2008, we had no revenues.

      General and administrative expenses for the fiscal quarter ended February 29, 2008 were $10,384, compared to $-0- for the period from inception through February 28, 2007. General and administrative expenses for the six months ended February 29, 2008 were $17,756, compared to $29,941 for the period from inception through February 28, 2008. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $10,350 for the fiscal quarter ended February 29, 2008, compared to $-0- for the period from inception through February 28, 2007. For the six months ended February 29, 2008  we had a loss of  $17,630, compared to $29,808 for the period from inception through February 28, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2008.

Liquidity and Capital Resources

As of February 29, 2008, we had cash or cash equivalents of $4,597, compared to cash or cash equivalents of $ -0- at February 28, 2007.

Net cash used in operating activities was $19,194 for the fiscal quarter ended February 29, 2008 compared to $ -0- for the fiscal quarter ended February 28, 2007. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the fiscal quarter ended February 29, 2008, compared to $ -0- for the fiscal quarter ended February 28, 2007.

Cash flows provided by financing activities were $-0- for the fiscal quarter ended February 29, 2008, compared to $-0-  for the fiscal quarter ended February 28, 2007. All cash flows were related to our recent private placement activity.

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
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation of Ubiquitech Software Corporation
3.2*	Bylaws of Ubiquitech Software Corporation
23.1*	Consent of Independent Auditors
23.2	Consent of Counsel (See Exhibit 5.1)

* Previously filed with Form SB-2 Registration Statement, October 31, 2007.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended February 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ubiquitech Software Corporation

Date: April 14, 2008	By:	/s/ Brian Sobnosky
Brian Sobnosky Chief Executive Officer Chief Financial Officer