Form 10KSB/A
period 2007-08-31
UBIQUITECH SOFTWARE CORP
filed 2008-06-25
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ X ]   No [ ].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2007, was 9,158,000.

FORM 10-KSB/A
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

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB/A, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 12 of the SecuritiNovember 28es Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 2008.

UBIQUITECH SOFTWARE CORPORATION

By:	/s/ Brian Sobnosky
Brian Sobnosky,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: June 25, 2008	By:	/s/ Brian Sobnosky
Brian Sobnosky,
Director

Date: June 25, 2008	By:	/s/ Patrick Nats
Patrick Nats,
Director