Form 10QSB/A
period 2007-11-30
UBIQUITECH SOFTWARE CORP
filed 2008-06-25
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    November 30, 2007

Commission File No. 0-52395

UBIQUITECH SOFTWARE CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8224855
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

7730 East Belleview Ave., #A202
Englewood, CO80111
 (Address of principal executive offices) (zip code)

(720) 482-9559
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ X ]   No [ ].

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

FORM 10-QSB/A
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB/A and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB and any Current Reports on Form 8-K.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB/A, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including our combined Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB/A that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Ubiquitech Software Corporation

Date: June 25, 2008	By:	/s/ Brian Sobnosky
Brian Sobnosky Chief Executive Officer Chief Financial Officer