Form 10QSB
period 2008-05-31
UBIQUITECH SOFTWARE CORP
filed 2008-07-14
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended May 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]    No [ ].

Registrant's revenues for its most recent fiscal quarter were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, July 10, 2008, was 9,158,000.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

FORM 10-QSB
UBIQUITECH SOFTWARE CORPORATION

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Ubiquitech Software Corporation.

ITEM 1. FINANCIAL STATEMENTS

UBIQUITECH SOFTWARE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended May 31, 2008

UBIQUITECH SOFTWARE CORPORATION
Consolidated Financial Statements
(Unaudited)

Ubiquitech Software Corp
Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	May	August
	31, 2008	31, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$4,600	$23,791

Total Current Assets	4,600	23,791

TOTAL ASSETS	$4,600	$23,791

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities - Accounts payable	4,705	3,686

TOTAL LIABILITIES	4,705	3,686

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,158,000 shares	9,158	9,158

Capital paid in excess of par value	23,126	23,126

(Deficit) accumulated during the development stage	(32,389)	(12,179)

TOTAL SHAREHOLDERS' EQUITY	(105)	20,105

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,600	$23,791

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	May	May
	31, 2008	31, 2007

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	1,500
Consulting	-	8,500
Legal	500	-
Office	-	-
Printing	450
Stock transfer fees	132	-

Total General & administrative expenses	2,582	10,000

(Loss) before other income	(2,582)	(10,000)

Other income - Interest	2	-

Net (Loss)	$(2,580)	$(10,000)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,158,000	3,753,333

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	9 Months	January 11,	January 11,
	Ended	2007 (inception)	2007 (inception)
	May	through May	through May
	31, 2008	31, 2007	31, 2008

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	6,250	1,500	6,250
Consulting	1,000	-	9,500
Legal	8,000	8,500	8,000
Office	260		260
Printing	4,695		4,695
Stock transfer	132	-	3,818

Total General & administrative expenses	20,337	10,000	32,523

(Loss) before other income	(20,337)	(10,000)	(32,523)

Other income - Interest	127	-	134

Net (Loss)	$(20,210)	$(10,000)	$(32,389)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,158,000	3,753,333	9,158,000

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity
August 31, 2006 (inception) through May 31, 2008
				Deficit accumulated
	Number Of		Capital Paid	during the
	Common	Common	in Excess	development
	Shares Issued	Stock	of Par Value	stage	Total
Balance at January 11, 2007 (Inception)	-	$-	$-	$-	$-

January 12, 2007 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

January 12, 2007 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

April 23, 2007 issued 40,000
shares of par value $.001 common stock
for cash of $20,000 or $.50 per share	40,000	40	19,960		20,000

August 24, 2007 issued 114,000
shares of par value $.001 common stock
for cash of $28,500 or $.25 per share	114,000	114	28,386		28,500

August 28, 2007 issued 4,000
shares of par value $.001 common stock
for cash of $1,000 or $.25 per share	4,000	4	996		1,000

Deferred Offering Costs			(26,216)		(26,216)

Net (Loss)	-	-	-	(12,179)	(12,179)

Balance at August 31, 2007	9,158,000	$9,158	$23,126	$(12,179)	$20,105

Net (Loss)	-	-	-	(20,210)	(20,210)

Balance at May 31, 2008 (unaudited)	9,158,000	$9,158	$23,126	$(32,389)	$(105)

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited 9 Months Ended May 31, 2008	Unaudited January 11, 2007 (inception) through May 31, 2007	Unaudited January 11, 2007 (inception) through May 31, 2008

Cash Flows From Operating Activities:

Net (Loss)	$(20,210)	$(10,000)	(32,389)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for services	-	8,500	8,500
Increase in accounts payable	1,019	-	4,706

Net Cash Flows (used) in operations	(19,191)	(1,500)	(19,183)

Cash Flows From Investing Activities:

	-	-	-

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Issuance of common stock	-	20,500	50,000
Deferred offering costs	-	(12,000)	(26,217)

Net Cash Flows provided by financing activities	-	8,500	23,783

Net Increase (Decrease) In Cash and cash equivalents	(19,191)	7,000	4,600
Cash and cash equivalents at beginning of period	23,791	-	-

Cash and cash equivalents at end of period	$4,600	7,000	$4,600

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$8,500	$8,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp.
Notes To Unaudited Financial Statements
For The Three Month and Nine Month Period Ended May 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and nine month interim periods ended May 31, 2008 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period and nine month period ended May 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended  August 31, 2008.

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

We were formed as a Colorado business entity in January, 2007. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on January 11, 2007 through May 31, 2008, we generated no revenue. We had a net loss of $32,389 for this period.  For the fiscal quarter ended May 31, 2008, we generated no revenue. We had a net loss of $2,580 for this period. At May 31, 2008, we had a retained earnings deficit of $32,389.

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

As of May 31, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

 *    departures of key personnel.

Of our total outstanding shares as of May 31, 2008, a total of 9,040,000, or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

   Our address is 7730 East Belleview Ave., #A202, Englewood, CO 80111.  Our telephone number is (720) 482-9559.

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending May 31, 2008 compared to the fiscal quarter ending May 31, 2007 and for the nine months ended May 31, 2007 , as well as for the  period from inception through May 31, 2007 and the period from inception through May 31, 2008.

For the fiscal quarter ended May 31, 2008 and from inception through May 31, 2008, we had no revenues.

General and administrative expenses for the fiscal quarter ended May 31, 2008 were $2,582, compared to $10,000 for the three months ended May 31, 2007.  General and administrative expenses from inception through May 31, 2007 was $10,000 as compared to $32,523 for the period from inception through May 31, 2008.  General and administrative expenses for the nine months ended May 31, 2008 were $20,337. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $2,580 for the fiscal quarter ended May 31, 2008, compared to a net loss of $10,000 for the three months ended May 31, 2007.  We had a new loss of $10,000 from inception through May 31, 2007 as compared to a net loss of $32,389 for the period from inception through May 31, 2008.  We had a net loss of 20,210 for the nine months ended May 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop.  Each dollar of revenue will have minimal offsetting overhead cost.  If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2008.

Liquidity and Capital Resources

As of May 31, 2008, we had cash or cash equivalents of $4,600, compared to cash or cash equivalents of $7,000 at May 31, 2007.

Net cash used in operating activities was $19,191 for the nine months ended May 31, 2008 compared to $1,500 for the period from inception through May 31, 2007.  Net cash used in operating activities was $19,183 for the period from inception through May 31, 2008.  We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the nine months ended May 31, 2008, compared to $ -0- for the period from inception through May 31, 2008.

Cash flows provided by financing activities were $-0- for the nine months ended May 31, 2008.  Cash flows provided by financing activities were $23,783 for the period from inception through May 31, 2008 as compared to $8,500 for the period from inception through May 31, 2007. All cash flows were related to our recent private placement activity.

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

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

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
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation of Ubiquitech Software Corporation
3.2*	Bylaws of Ubiquitech Software Corporation
5.1*	Opinion of David Wagner & Associates, P.C.
23.1*	Consent of Independent Auditors
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, October 31, 2007.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended May 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ubiquitech Software Corporation

Date: July 14, 2008	By:	/s/ Brian Sobnosky
Brian Sobnosky Chief Executive Officer Chief Financial Officer