Form 10KSB
period 2008-08-31
UBIQUITECH SOFTWARE CORP
filed 2008-11-26
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: August 31, 2008

Commission File No.000-52395

UBIQUITECH SOFTWARE CORPORATION
 (Exact Name of Registrant as specified in its charter)

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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ X ]  No [ ]

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2008, was 9,158,000.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited operating history, and have never been profitable.  We have negative retained earnings.

We were formed as a Colorado business entity in January, 2007. At the present time, we have not engaged in any substantial business activity, and have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on January 11, 2007 through August 31, 2008, we generated no revenue. We had a net loss of $36,343 for this period. At August 31, 2008 we had a retained earnings deficit of $36,343.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended August 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

    -  our ability to begin active operations;

    -  our ability to locate clients who will purchase our services; and

    -  our ability to generate revenues.

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

As of August 31, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

 *    departures of key personnel.

Of our total outstanding shares as of November 1, 2008, a total of 9,040,000, or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Our business is to develop and market proprietary specialized computer software to help manage electronically stored data. We have designed and plan to develop a software application for health care businesses which will be known as Ubiquitech™ Enterprise Storage Manager (“UESM"). UESM will be designed to provide computer data storage  technicians with reporting and system problem notification. The UESM software application will assist technicians with:

●	Data Storage Problem Diagnostics
●	Live System Problem Identification and Notification
●	Reporting and Trending
●	Electronic Data Storage Management
●	Federal Regulatory Compliance Regulations for Electronic Storage

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

When combined with the capital cost of storage, we believe that the maintenance and labor costs associated with these issues can present a tremendous financial strain on corporate IT budgets. Therefore, sending routine administrative tasks to a storage management software tool can be a strategic corporate decision. We believe that Ubiquitech ESM will provide the capability for corporations to address these management issues with a low cost, scalable software tool for a fraction of what they are currently spending on storage management and administration, since most data storage management tasks are currently being performed by highly paid technicians. We believe that Ubiquitech ESM can help IT organizations achieve strategic corporate IT objectives such as:

●	Maximizing Use of IT Human Resources
●	Ensuring Electronic Information Protection
●	Managing Costs Associated with Data Storage Management
●	Managing Growth Associated with Electronic Data Storage
●	Meeting Federal Regulatory Compliance Requirements

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

We are not presently marketing our product but plan to do so prior to the end of the first quarter of 2009. We plan to utilize the expertise and existing business relationships of our principal officer, Mr. Sobnosky to develop our opportunities. All operational decisions will be made solely by Mr. Sobnosky.

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

At August 31, 2008, we had no backlogs.

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

(m)  SUBSEQUENT EVENT

               On September 30, 2008, we incorporated two wholly-owned subsidiaries, Enterpriseware Software Corporation and Datamatrix Software Corporation.

(l) HOW TO OBTAIN OUR SEC FILINGS

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of November 1, 2008, there were 63 record holders of our common stock and there were 9,158,000 shares of our common stock outstanding. A limited public market currently exists for shares of our common stock. No public market currently exists for shares of our common stock. We applied to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. In July 2008, we were approved for trading on the Over-the-Counter Bulletin Board under the trading symbol UBQU.

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

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

           The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado. Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202. Their phone number is (303)573-1000.

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

Results of Operations

From our inception on January 11, 2007 through August 31, 2008, we generated no revenue. As a result we have no operating history upon which to evaluate our business. In addition, we have a history of losses. We had a net loss of $36,343 for this period.

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

Operating expenses, which consisted solely of general and administrative expenses, for the fiscal year ended August 31, 2008 were $24,299. From January 11, 2007 through August 31, 2008, our operating expenses were $36,485. The major components of general and administrative expenses include consulting fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $24,164 for the fiscal year ended August 31, 2008 and a loss of $36,343 for the period from January 11, 2007 through August 31, 2008.

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

Liquidity and Capital Resources.

As of August 31, 2008, we had cash or cash equivalents of $1,825.

Net cash used for operating activities was $21,966 for the fiscal year ended August 31, 2008 compared to $21,959 from our inception on January 11, 2007 through August 31, 2008.

Cash flows from investing activities were $-0- for the fiscal year ended August 31, 2008 and $-0- from our inception on January 11, 2007 through August 31, 2008.

Cash flows provided by financing activities were $-0-for the fiscal year ended August 31, 2008, compared to $23,784 from our inception on January 11, 2007 through August 31, 2008.  These cash flows were all related to sales of stock and deferred offering costs.

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

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this document. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as Registrants, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ubiquitech Software Corporation
(A Development Stage Company)

FINANCIAL STATEMENTS

For the fiscal year ended August 31, 2008 and 2007

and

The period January 11, 2007 (inception) through August 31, 2008

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ubiquitech Software Corporation
Greenwood Village, Colorado

I have audited the accompanying balance sheets of Ubiquitech Software Corporation (a development stage company) as of August 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2008, the period from January 11, 2007 (inception) through August 31, 2007, and for the period from January 11, 2007 (inception) through August 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubiquitech Software Corporation as of August 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2008, the period from January 11, 2007 (inception) through August 31, 2007, and for the period from January 11, 2007 (inception) through August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                                                                                           /s/ Ronald R. Chadwick, P.C.
November 20, 2008                                                                                                        RONALD R. CHADWICK, P.C.

Ubiquitech Software Corp
(A Development Stage Company)
Balance Sheet

ASSETS

	Aug. 31, 2008	Aug. 31, 2007

Current Assets - Cash	$1,825	$23,791

TOTAL ASSETS	$1,825	$23,791

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES - Accounts payable	$5,884	$3,686

TOTAL LIABILITIES	$5,884	$3,686

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 9,158,000 shares.	9,158	9,158

Capital paid in excess of par value	23,126	23,126

Retained earnings (deficit)	(36,343)	(12,179)

TOTAL SHAREHOLDERS' EQUITY	(4,059)	20,105

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,825	$23,791

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corp
(A Development Stage Company)
Statement of Operations

		For the period	For the period
		January 11,	January 11,
	Fiscal Year	2007 (inception)	2007 (inception)
	Ended August	through	through
	31, 2008	August 31, 2007	August 31, 2008

Revenue	$-	$-	$-

General and administrative expenses

Consulting	-	8,500	8,500
Office	4,955	-	4,955
Professional fees	15,900	-	15,900
Stock transfer fees	3,444	3,686	7,130

Total General and administrative expenses	24,299	12,186	36,485

(Loss) before other income	(24,299)	(12,186)	(36,485)

Other income - Interest	135	7	142

Net (Loss)	$(24,164)	$(12,179)	$(36,343)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding	9,158,000	9,039,750

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corp.
(A Development Stage Company)
Statement of Cash Flows

		For the period	For the period
		January 11,	January 11,
	Fiscal Year	2007 (inception)	2007 (inception)
	Ended August	through	through
	31, 2008	August 31, 2007	August 31, 2008

Net (Loss)	$(24,164)	$(12,179)	$(36,343)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	8,500	8,500
Increase in accounta payable	2,198	3,686	5,884

Net cash provided by operation activities	(21,966)	7	(21,959)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	50,000	50,000
Deferred offering costs	-	(26,216)	(26,216)

Net cash provided from financing activities	-	23,784	23,784

Net increase in cash	(21,966)	23,791	1,825
Cash at beginning of period	23,791	-	-
Cash at end of period	$1,825	$23,791	$1,825

Supplemental disclosure information:
Stock issued for services	$-	$8,500	$8,500

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corp.
(A Development Stage Company)
Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at January 11, 2007 (Inception)	-	$-	$-	$-	$-

January 12, 2007 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

January 12, 2007 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

April 23, 2007 issued 40,000
shares of par value $.001 common stock
for cash of $20,000 or $.50 per share	40,000	40	19,960		20,000

August 24, 2007 issued 114,000
shares of par value $.001 common stock
for cash of $28,500 or $.25 per share	114,000	114	28,386		28,500

August 28, 2007 issued 4,000
shares of par value $.001 common stock
for cash of $1,000 or $.25 per share	4,000	4	996		1,000

Deferred Offering Costs			(26,216)

Net (Loss)	-	-	-	(12,179)	(12,179)

Balance at August 31, 2007	9,158,000	9,158	23,126	(12,179)	20,105

Net (Loss)	-	-	-	(24,164)	(24,164)

Balance at August 31, 2008	9,158,000	$9,158	$23,126	$(36,343)	$(4,059)

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corp
(A Development Stage Company)
Notes to Financial Statements
For the fiscal year ended August 31, 2008 and 2007 and
The period January 11, 2007 (inception) through August 31, 2008

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Ubiquitech Software Corp. (the “Company”), was incorporated in the State of Colorado on January 11, 2007. The Company was formed to provide software development in the data storage and management industry. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

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

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding.

Ubiquitech Software Corp
(A Development Stage Company)
Notes to Financial Statements
For the fiscal year ended August 31, 2008 and 2007 and
The period January 11, 2007 (inception) through Augusty 31, 2008

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company provides management consulting services. The revenue is recognized when the services have been preformed. As of August 31, 2008 and 2007 the Company has had no operations.

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

On August 24, 2007 the Company issued 114,000 shares of $.001 par value common stock for $28,500 cash or $.25 per share as part of a private offering.

Ubiquitech Software Corp
(A Development Stage Company)
Notes to Financial Statements
For the fiscal year ended August 31, 2008 and 2007 and
The period January 11, 2007 (inception) through August 31, 2008

Note 4 – Capital Stock (continued)

On August 28 2007 the Company issued 4,000 shares of $.001 par value common stock for $1,000 cash or $.25 per share as part of a private offering

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of August 31, 2008.

The Company has declared no dividends through August 31, 2008.

Note 5 -  Income Taxes

At August 31, 2008 and 2007 the Company had a net operating loss carry-forward of $36,343 and $12,179 respectively. As of August 31, 2008 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will begin to expire in 2027.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of August 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as August 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-KSB.

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

Compensation of Directors

None of our directors received or were entitled to receive remuneration for the fiscal year ended August 31, 2008. We were incorporated in 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of November 1, 2008, we had 9,158,000 shares of Common Stock issued and outstanding. No Preferred Stock has been issued or is outstanding as of the date hereof.

   The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of November 1, 2008.

- each person who is known by us to beneficially own 5% or more of our common stock;

- each of our directors and executive officers; and

- all of our directors and executive officers, as a group.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)           (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
21.1	Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, October 31, 2007.

(b)     Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $7,500 for the year ended August 31, 2008 and an aggregate of $3,000 for the year ended August 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 26, 2008.

UBIQUITECH SOFTWARE CORPORATION

By:	/s/ Brian Sobnosky
Brian Sobnosky,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: November 26, 2008	By:	/s/ Brian Sobnosky
Brian Sobnosky,
Director

Date: November 26, 2008	By:	/s/ Patrick Nats
Patrick Nats,
Director