Form 10-Q
period 2008-11-30
UBIQUITECH SOFTWARE CORP
filed 2009-01-14
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended November 30, 2008

Commission File No. 0-52395

UBIQUITECH SOFTWARE CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8224855
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

7955 East East Arapahoe Road, #1100
Englewood, CO 80112
 (Address of principal executive offices) (zip code)

(303) 949-6038
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 30, 2008, was 9,158,000.

FORM 10-Q
UBIQUITECH SOFTWARE CORPORATION

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UBIQUITECH SOFTWARE CORPORATION

ITEM 1. FINANCIAL STATEMENTS

UBIQUITECH SOFTWARE CORPORATION
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended November 30, 2008

UBIQUITECH SOFTWARE CORPORATION
Consolidated Financial Statements
(A Development Stage Company)
(Unaudited)

Ubiquitech Software Corp
Consolidated Balance Sheet
(A Development Stage Company)
                                                                                                                                              Unaudited

	Unaudited	Audited
	November	August
	30, 2008	31, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$1,327	$1,825

Total Current Assets	1,327	1,825

TOTAL ASSETS	$1,327	$1,825

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	5,652	5,884
Interest payable	40	-
Note payable related party	12,000	-

TOTAL LIABILITIES	17,692	5,884

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,158,000 shares	9,158	9,158

Capital paid in excess of par value	23,126	23,126

(Deficit) accumulated during the development stage	(48,649)	(36,343)

TOTAL SHAREHOLDERS' EQUITY	(16,365)	(4,059)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,327	$1,825

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	January 11,
	Ended	Ended	2007 (inception)
	November	November	through November
	30, 2008	30, 2007	30, 2008

Revenue	$-	$-	$-

General and administrative expenses

Consulting	-	1,000	8,500
Office	309	3,121	5,264
Professional fees	4,750	3,250	20,650
Stock transfer fees	1,575	-	8,705

Total General and administrative expenses	6,634	7,371	43,119

(Loss) before other income	(6,634)	(7,371)	(43,119)

Other income (expense)			-
Debt release	1,616		1,616
Interest income	2		144
Interest (expense)	(7,290)	92	(7,290)

Total other income (expense)	(5,672)	92	(5,530)

Net (Loss)	$(12,306)	$(7,279)	$(48,649)

Basic (Loss) Per Share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding	9,158,000	9,158,000	9,158,000

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
Unaudited Consolidated Statement Of Cash Flows
(A Development Stage Company)

			For the period
			January 11,
			2007 (inception)
	3 month Period	3 month Period	through
	Ended November	Ended November	November 30,
	30, 2008	30, 2007	2008

Net (Loss)	$(12,306)	$(7,279)	$(48,649)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	8,500
Expenses paid by shareholder on behalf of Company	4,750		4,750
Interest accretion	7,250		7,250
Increase in interest payable	40		40
Increase (Decrease) in accounta payable	(232)	185	5,652

Net cash provided by operation activities	(498)	(7,094)	(22,457)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	50,000
Deferred offering costs	-	-	(26,216)
Note Payable	-	-	-
	-	-	-

Net cash provided from financing activities	-	-	23,784

Net increase in cash	(498)	(7,094)	1,327
Cash at beginning of period	1,825	23,791	-
Cash at end of period	$1,327	$16,697	$1,327

Supplemental disclosure information:
Note issued for payments made by officer on behalf of Company	$12,000	$-	$12,000
Stock issued for services	$-	$-	$8,500

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
(A Development Stage Company)
Unaudited Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at January 11, 2007 (Inception)	-	$-	$-	$-	$-

January 12, 2007 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

January 12, 2007 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

April 23, 2007 issued 40,000
shares of par value $.001 common stock
for cash of $20,000 or $.50 per share	40,000	40	19,960		20,000

August 24, 2007 issued 114,000
shares of par value $.001 common stock
for cash of $28,500 or $.25 per share	114,000	114	28,386		28,500

August 28, 2007 issued 4,000
shares of par value $.001 common stock
for cash of $1,000 or $.25 per share	4,000	4	996		1,000

Deferred Offering Costs			(26,216)

Net (Loss)	-	-	-	(12,179)	(12,179)

Balance at August 31, 2007	9,158,000	9,158	23,126	(12,179)	20,105

Net (Loss)	-	-	-	(24,164)	(24,164)

Balance at August 31, 2008	9,158,000	9,158	23,126	(36,343)	(4,059)

Net (Loss)	-	-	-	(12,306)	(12,306)

Balance at November 30, 2008 (Unaudited)	9,158,000	$9,158	$23,126	$(48,649)	$(16,365)

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp.
Notes To Unaudited Financial Statements
For The Three Month Period Ended November 30, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three interim periods ended November 30, 2008 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period period ended November 30, 2008 are not necessarily indicative of the results expected for the fiscal year ended  August 31, 2009.

Note 2 – Consolidated Financial Statements

On September 30, 2008 the Company formed two wholly owned subsidiaries. Datamatrix Software Corporation and Enterpriseware Software Corporation. Neither of these entities have had any activity.

Note 3 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended August 31, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB and any Current Reports on Form 8-K.

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

Our address is 7955 East Arapahoe Road, Englewood, CO 80112.  Our telephone number is (303) 949-6038.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending November 30, 2008 and November 30, 2007. For the fiscal quarter ended November 30, 2008 we had no revenues. We also had no revenues for the fiscal quarter ended November 30, 2007.

General and administrative expenses for the fiscal quarter ended November 30, 2008 was $6,634. General and administrative expenses for the fiscal quarter ended November 30, 2007 was $7,371.The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $12,306 for the fiscal quarter ended November 30, 2008, compared to a net loss of $7,279 for the fiscal quarter ended November 30, 2007.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2008.

Liquidity and Capital Resources

As of November 30, 2008, we had cash or cash equivalents of $1,327, compared to cash or cash equivalents of $16,697 at November 30, 2007.

Net cash used in operating activities was $498 for the fiscal quarter ended November 30, 2008 compared to $7,094 for the fiscal quarter ended November 30, 2007. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the fiscal quarter ended November 30, 2008, compared to $ -0- for the fiscal quarter ended November 30, 2007.

Cash flows provided by financing activities were $-0- for the fiscal quarter ended November 30, 2008, compared to $-0- for the fiscal quarter ended November 30, 2007. From inception (January 11, 2007) through November 30, 2008, cash flows provided by financing activities were $23,784.  All cash flows were related to our private placement activity.

Over the next twelve months we do not expect material capital costs.  We plan to buy additional equipment to be used in our operations.

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

Plan of Operation

Our plan for the twelve months beginning January 1, 2009 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable are not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Sobnosky, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

             Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Our resources consist of our available cash and advances from Mr. Sobnosky, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations . In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Sobnosky, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

We were formed as a Colorado business entity in January, 2007. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on January 11, 2007 through November 30, 2008, we generated no revenue. We had a net loss of $43,119 for this period. At November 30, 2008 we had a retained earnings deficit of $16,365.

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

For the period ended August 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to begin active operations;

●	our ability to locate clients who will purchase our services; and

●	our ability to generate revenues.

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

As of November 30, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares as of November 30, 2008, a total of 9,040,000, or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  EXHIBITS

        Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
21.1**	Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

*   Previously filed with Form SB-2 Registration Statement, October 31, 2007.
** Previously filed with Form 10-KSB, November 26, 2008.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended November 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ubiquitech Software Corporation

Date: January 13, 2009	By:	/s/ Brian Sobnosky
Brian Sobnosky Chief Executive Officer Chief Financial Officer