Form 10-Q
period 2009-02-28
UBIQUITECH SOFTWARE CORP
filed 2009-04-14
CIK 1411460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 28, 2009

Commission File No. 0-52395

UBIQUITECH SOFTWARE CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8224855
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

7955 East East Arapahoe Road, #1100
Englewood, CO80112
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 28, 2009, was 9,158,000.

FORM 10-Q
UBIQUITECH SOFTWARE CORPORATION

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UBIQUITECH SOFTWARE CORPORATION and its wholly owned subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

UBIQUITECH SOFTWARE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 28, 2009

UBIQUITECH SOFTWARE CORPORATION
Consolidated Financial Statements
(Unaudited)

Ubiquitech Software Corp
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	November	August
	30, 2008	31, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$829	$1,825

Total Current Assets	829	1,825

TOTAL ASSETS	$829	$1,825

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	6,652	5,884
Interest payable	220	-
Note payable related party	12,000	-

TOTAL LIABILITIES	18,872	5,884

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,158,000 shares	9,158	9,158

Capital paid in excess of par value	23,126	23,126

(Deficit) accumulated during the development stage	(50,327)	(36,343)

TOTAL SHAREHOLDERS' EQUITY	(18,043)	(4,059)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$829	$1,825

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	February	February
	28, 2009	29, 2008

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	1,500
Legal	-	7,500
Office	-	1,384

Total General & administrative expenses	1,500	10,384

(Loss) before other income	(1,500)	(10,384)

Other income (expense)
Interest income	2	34
Interest (expense)	(180)	-

Total other income (expense)	(178)	34

Net (Loss)	$(1,678)	$(10,350)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding	9,158,000	9,158,000

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

			Unaudited
			January 11,
	Unaudited 6 Months Ended		2007 (inception)
	February	February	Through February
	28, 2009	29, 2008	28, 2009

Revenue	$-	$-	$-

General and administrative expenses

Accounting	6,250	4,750	7,150
Consulting	-	1,000	8,500
Legal	-	7,500	15,000
Office	309	4,506	5,264
Stock transfer fees	1,575	-	8,705

Total General and administrative expenses	8,134	17,756	44,619

(Loss) before other income	(8,134)	(17,756)	(44,619)

Other income (expense)			-
Debt release	1,616		1,616
Interest income	4	126	146
Interest (expense)	(7,470)	-	(7,470)

Total other income (expense)	(5,850)	126	(5,708)

Net (Loss)	$(13,984)	$(17,630)	$(50,327)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding	9,158,000	9,158,000

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
(A Development Stage Company)
Unaudited Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at January 11, 2007 (Inception)	-	$-	$-	$-	$-

January 12, 2007 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

January 12, 2007 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

April 23, 2007 issued 40,000
shares of par value $.001 common stock
for cash of $20,000 or $.50 per share	40,000	40	19,960		20,000

August 24, 2007 issued 114,000
shares of par value $.001 common stock
for cash of $28,500 or $.25 per share	114,000	114	28,386		28,500

August 28, 2007 issued 4,000
shares of par value $.001 common stock
for cash of $1,000 or $.25 per share	4,000	4	996		1,000

Deferred Offering Costs			(26,216)

Net (Loss)	-	-	-	(12,179)	(12,179)

Balance at August 31, 2007	9,158,000	9,158	23,126	(12,179)	20,105

Net (Loss)	-	-	-	(24,164)	(24,164)

Balance at August 31, 2008	9,158,000	9,158	23,126	(36,343)	(4,059)

Net (Loss)	-	-	-	(13,984)	(13,984)

Balance at February 28, 2009 (Unaudited)	9,158,000	$9,158	$23,126	$(50,327)	$(18,043)

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp
Unaudited Consolidated Statement Of Cash Flows
(A Development Stage Company)

	3 month Period Ended		For thePeriod January 11, 2007 (inception)
	February	February	Through February
	28, 2009	29, 2008	28, 2009

Net (Loss)	$(13,984)	$(17,630)	$(50,327)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	8,500
Expenses paid by shareholder on behalf of Company	4,750		4,750
Interest accretion	7,250		7,250
Increase in interest payable	220		220
Increase (Decrease) in accounts payable	768	(1,564)	6,652

Net cash provided by operation activities	(996)	(19,194)	(22,955)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	50,000
Deferred offering costs	-	-	(26,216)
Note Payable	-	-	-
	-	-	-

Net cash provided from financing activities	-	-	23,784

Net increase in cash	(996)	(19,194)	829
Cash at beginning of period	1,825	23,791	-
Cash at end of period	$829	$4,597	$829

Supplemental disclosure information:
Note issued for payments made by officer on behalf of Company	$12,000	$-	$12,000
Stock issued for services	$-	$-	$8,500

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp.
Notes To Unaudited Financial Statements
For The Three Month and Six Month Period Ended February 28, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim periods ended February 28, 2009was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period and six month period ended February 29, 2009 are not necessarily indicative of the results expected for the fiscal year ended  August 31, 2009.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K and any Current Reports on Form 8-K.

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

Our address is 7955 East Arapahoe Road, Englewood, CO 80112.  Our telephone number is (303) 949-6038.

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending February 28, 2009 and the fiscal quarter ended February 29, 2008, as well as for the six months ending February 28, 2009, for the six months ending February 29, 2008, and from inception(January 11, 2007) through February 28, 2009.

For the fiscal quarter ended February 28, 2009, the fiscal quarter ended February 29, 2008, for the six months ending February 28, 2009, for the six months ending February 29, 2008 and from inception through February 28, 2009, we had no revenues.

General and administrative expenses for the fiscal quarter ended February 28, 2009 were $1,500, compared to $10,384 for the fiscal quarter ended February 29, 2008. General and administrative expenses for the six months ended February 28, 2009 were $8,134, compared to $17,756 for the six months ended February 29, 2008. General and administrative expenses from inception through February 28, 2009 were $44,619. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $1,678 for the fiscal quarter ended February 28, 2009, compared to $10,350 for the fiscal quarter ended February 29, 2008. For the six months ended February 28, 2009, we had a loss of  $13,984, compared to $17,630 for the six months ended February 29, 2008. We had a net loss of $50,327 for the period from inception through February 28, 2009.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2009.

Liquidity and Capital Resources

As of February 28, 2009, we had cash or cash equivalents of $829, compared to cash or cash equivalents of $4,597 at February 29, 2008.

Net cash used in operating activities was $996 for the fiscal quarter ended February 28, 2009 compared to net cash used of $19,194 for the fiscal quarter ended February 29, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows provided or used in investing activities were $-0- for the fiscal quarter ended February 28, 2009, compared to $ -0- for the fiscal quarter ended February 29, 2008.

Cash flows provided or used by financing activities were $-0- for the fiscal quarter ended February 28, 2009, compared to $-0- for the fiscal quarter ended February 29, 2008.

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

Risks Related to Our Business and Industry

We are recently formed, have no operating history, and have never been profitable.  We have negative stockholders equity.

We were formed as a Colorado business entity in January, 2007. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on January 11, 2007 through February 28, 2009, we generated no revenue. We had a net loss of $50,327 for this period. At February 28, 2009 we had negative stockholders equity of $18,043.

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

For the period ended August 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to begin significant operations;

●	our ability to locate clients who will purchase our services; and

●	our ability to generate revenues.

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

As of February 28, 2009, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares as of February 28, 2009, a total of 9,040,000, or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

*   Previously filed with Form SB-2 Registration Statement, October 31, 2007.
** Previously filed with Form 10-KSB, November 26, 2008.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended February 28, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ubiquitech Software Corporation

	By:	/s/ Brian Sobnosky
Date: April 14, 2009		Brian Sobnosky Chief Executive Officer Chief Financial Officer