Form 10-Q
period 2009-05-31
UBIQUITECH SOFTWARE CORP
filed 2009-08-14
CIK 1411460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number: 000-52395

UBIQUITECH SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Colorado

(State or other jurisdiction

of incorporation or organization)

20-8224855

(IRS Employer Identification No.)

7955 East Arapahoe Road, #1100

Englewood, Colorado 80112

(Address of principal executive offices)

(702) 421-9004

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X__ No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2009, there were 9,158,000 shares of the Registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

UBIQUITECH SOFTWARE CORPORATION

______________________________________________i

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-1
Unaudited Consolidated Statement of Operations
For the Three Months Ended May 31, 2009 and 2008	F-2
Unaudited Consolidated Statement of Operations
For the Nine Months Ended May 31, 2009 and 2008	F-3
Unaudited Consolidated Statement of Cash Flows	F-4
Footnotes to the Consolidated Financial Statements	F-5

UBIQUITECH SOFTWARE CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	Unaudited May 31, 2009	Audited August 31, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$831	$1,825

Total Current Assets	831	1,825

TOTAL ASSETS	$831	$1,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	8,652	5,884
Interest payable	400	—
Note payable related party	12,000	—

TOTAL LIABILITIES	21,052	5,884

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value per share; Authorized 1,000,000 Shares; Issued and outstanding -0- shares.	—	—

Common Stock, $.001 per share; Authorized 50,000,000 Shares; Issued and outstanding 9,158,000 shares	9,158	9,158

Capital paid in excess of par value	23,126	23,126

(Deficit) accumulated during the development stage	(52,505)	(36,343)

TOTAL SHAREHOLDERS’ EQUITY	(20,221)	(4,059)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$831	$1,825

See Accompanying Notes to These Unaudited Financial Statements.

UBIQUITECH SOFTWARE CORPORATION

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2009

	Unaudited 3-Months Ended May 31, 2009	Unaudited 3-Months Ended May 31, 2008

Revenue:	$—	$—

General & Administrative Expenses

Accounting	2,000	1,500
Legal	—	500
Office		450
Stock transfer	—	132

Total General & administrative expenses	2,000	2,582

(Loss) before other income	(2,000)	(2,582)

Other income (expense)
Interest income	2	2
Interest (expense)	(180)	—

Total other income (expense)	(178)	2

Net (Loss)	$(2,178)	$(2,580)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,158,000	9,158,000

See Accompanying Notes to These Unaudited Financial Statements.

UBIQUITECH SOFTWARE CORPORATION

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

NINE MONTHS ENDED MAY 31, 2009 AND 2008

	Unaudited 9-Months Ended May 31, 2009	Unaudited 9-Months Ended May 31, 2008	Unaudited January 11, 2007 (inception) Through May 31, 2009

Revenue	$—	$—	$—

General and administrative expenses

Accounting	8,250	6,250	9,150
Consulting	—	1,000	8,500
Legal	—	8,000	15,000
Office	309	4,955	5,264
Stock transfer fees	1,575	132	8,705

Total General and administrative expenses	10,134	20,337	46,619

(Loss) before other income	(10,134)	(20,337)	(46,619)

Other income (expense)	—	—	—
Debt release	1,616	—	1,616
Interest income	6	127	148
Interest (expense)	(7,650)	—	(7,650)

Total other income (expense)	(6,028)	127	(5,886)

Net (Loss)	$(16,162)	$(20,210)	$(52,505)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,158,000	9,158,000	9,158,000

See Accompanying Notes to These Unaudited Financial Statements.

UBIQUITECH SOFTWARE CORPORATION

(A Development Stage Company

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	9-Month Period Ended May 31, 2009	9-Month Period Ended May 31, 2008	For the Period January 11, 2007 (inception) Through May 31, 2009

Net (Loss)	$(16,162)	$(20,210)	$(52,505)

Adjustments to reconcile decrease in net assets to net cash provided by operating activities:
Stock issued for services	—	—	8,500
Expenses paid by shareholder on behalf of Company	4,750	—	4,750
Interest accretion	7,250	—	7,250
Increase in interest payable	400	—	400
Increase (Decrease) in accounts payable	2,768	1,019	8,652
Net cash provided by operation activities	(994)	(19,191)	(22,953)

Cash flows from investing activities:
	—	—	—
Net cash (used) in investing activities	—	—	—

Cash flows from financing activities:
Issuance of common stock	—	—	50,000
Deferred offering costs	—	—	(26,216)
Note Payable	—	—	—
Net cash provided from financing activities	—	—	23,784

Net increase in cash	(994)	(19,191)	831
Cash at beginning of period	1,825	23,791	—
Cash at end of period	$831	$4,600	$831

Supplemental disclosure information:
Note issued for payments made by officer on behalf of Company	$12,000	$—	$12,000
Stock issued for services	$—	$—	$8,500

See Accompanying Notes to These Unaudited Financial Statements.

Ubiquitech Software Corporation

Notes To Unaudited Financial Statements

For The Nine Month Period Ended May 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine month period ended May 31, 2009 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the nine month period ended May 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended August 31, 2009.

Note 2 – Consolidated Financial Statements

On September 30, 2008 the Company formed two wholly owned subsidiaries. Datamatrix Software Corporation and Enterpriseware Software Corporation. Neither of these entities have had any activity.

Note 3 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K for the year ended August 31, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 4 – Subsequent Events

In June of 2009 the Company had a change of control. In connection with the preliminary evaluation of additional business opportunities, the subsidiary companies were spun out and were no longer under the control of the Company. Management entered into discussions with certain arm's-length parties with the intention of acquiring, joint venturing, co-developing or otherwise entering into a business relationship pursuant to which the ongoing efforts of the Company would be in furtherance of a new research and development enterprise. General terms were established for the formation of a business relationship and, if agreed, such terms will be more particularly and definitively set out in a formal agreement giving effect to the business arrangement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

During the period of time covered by this report our business was to develop and market proprietary specialized computer software to help manage electronically stored data through our wholly owned subsidiary companies Datamatrix Software Corporation and Enterpriseware Software Corporation. Subsequent to May 31, 2009, we engaged in a change in control. As a result of this change in control we intend to engage in a “spin-off” of these wholly owned subsidiaries by filing a registration statement with the Securities and Exchange Commission pursuant to the provisions of the Securities Act of 1933, as amended. For purposes of establishing those shareholders of our Company that will participate in this proposed spin-off, the record date of such spin-off will be the date immediately prior to the date upon which control of our Company took place.

As a result of this change in control, our current business plan has been changed. See “Plan of Operation,” below for a discussion of this new business opportunity.

We have not been subject to any bankruptcy, receivership or similar proceeding.           Our new address is 7435 S. Eastern Ave., Suite 5, Las Vegas, NV 89123.  Our telephone number is (702) 421-9004.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended May 31, 2009 and 2008

For the three months ended May 31, 2009 and 2008, we had no revenues.

General and administrative expenses for the three months ended May 31, 2009 were $2,000, compared to $2,582 for the three months ended May 31, 2008. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item in the near term, we believe that upon initiation of the new enterprise development, this expense will comprise a smaller percentage of overall corporate operating costs. Based on the financial models associated with the new business direction, we anticipate that more significant cost items will be comprised of equipment purchases and facility preparation, and that we will incur significant marketing expenses as we establish an industry presence.

As a result, we incurred a net loss of $2,178 for the fiscal quarter ended May 31, 2009 (less than $0.01 per share), compared to a net loss of $2,580 for the fiscal quarter ended May 31, 2008 (less than $0.01 per share). For the nine months ended May 31, 2009, we incurred a net loss of $16,162, compared to a net loss of $20,210 during the nine months ended May 31, 2008.

Comparison of Results of Operations for the nine months ended May 31, 2009 and 2008

For the nine months ending May 31, 2009 and 2008 we had no revenues.

General and administrative expenses for the nine months ended May 31, 2009 were $10,134, compared to $20,337 for the nine months ended May 31, 2008. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item in the near term, we believe that upon initiation of the new enterprise development, this expense will comprise a smaller percentage of overall corporate operating costs. Based on the financial models associated with the new business direction, we anticipate that more significant cost items will be comprised of equipment purchases and facility preparation, and that we will incur significant marketing expenses as we establish an industry presence.

As a result, during the nine months ended May 31, 2009, we incurred a loss of $16,162 (less than $0.01 per share), compared to a net loss of $20,210 during the nine months ended May 31, 2008 (less than $0.01 per share).

Liquidity and Capital Resources

As of May 31, 2009, we had cash or cash equivalents of $831.

Net cash used in operating activities was $994 for the fiscal quarter ended May 31, 2009, compared to net cash used of $19,191 for the fiscal quarter ended May 31, 2008. We anticipate that overhead costs in current operations will increase in the future once we begin implementing our new business plan discussed below herein. Once formal documentation has been executed we anticipate that we will incur a noticeable increase in professional fees, including legal and accounting, as we initiate fundraising activities in connection with the development of the new business enterprise. Further, we anticipate additional professional expenses including scientific and engineering reports, as well as medical industry advisors.

In advance of confirmation of funding sources and commitments, we are unable at this time to accurately estimate our general and administrative costs as these will be subject to significant change once development efforts are initiated.

Cash flows provided or used in investing activities were $-0- for the fiscal quarters ended May 31, 2009 and 2008. Cash flows provided or used by financing activities were $-0- for the fiscal quarters ended May 31, 2009 and 2008.

Depending on the measure of success we are able to achieve in our fund-raising efforts, we anticipate that the fiscal year following the initiation of the new business enterprise will result in significant negative cash flow which will be serviced by new capital that we intend to raise. Subject to a number of factors, including, but not limited to, prevailing market conditions, interest rates, and the time it takes to secure the necessary development capital, we anticipate that we can become cash-flow positive by the fourth quarter of its first year of funded operations. However, no assurances can be provided that we will become cash flow positive within the time parameters referenced herein, or at all.

          We currently have very limited capital. We are not generating revenue from our operations and our ability to implement our new business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock and through short-term borrowing. We estimate that we will require $7.5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms, venture capitalists and other groups to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding. Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operation, results of operations and financial condition.

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase once additional personnel are hired.  We do not have sufficient funds to cover existing operations or the anticipated increase in these expenses. Current operating costs are expected to be provided by loans from our current management until such time as we are able to secure additional financing, of which there is no assurance. These funds are expected to be utilized for general and administrative expenses, to initiate research and development activities, and to finance our plans to expand our operations for the next year.  At this time we have no other resources on which to get cash if needed without his assistance. As of the date of this report no decision has been made regarding the terms of these prospective loans from management.

PLAN OF OPERATION

We are refocusing our corporate efforts to consist of two business units or divisions, including an esoteric clinical laboratory (previously known as the Institute for Molecular Pathology), and a research and development facility attached to the esoteric clinical laboratory. As of the date of this report we have executed a letter of intent to enter into a business collaboration with the principals of New Technology Laboratories (“NTL”). Pursuant to the terms of the letter of intent we intend to acquire various assets relating to the proposed new business plan, as well as retaining additional professional personnel experienced in the operation of esoteric clinical laboratories. Upon execution of this definitive agreement we intend to attempt to raise the funding for the establishment of the clinical laboratory as well as providing the necessary capital for a research and development facility. This funding may be either debt, equity or a combination thereof.

The esoteric clinical laboratory is founded on the experience obtained by management and key personnel who developed similar laboratories for both International Clinical Laboratories, Inc. (“ICL”) and National Health Laboratories, Inc. (“NHL”). We have engaged in preliminary discussions with a team of experienced key personnel who have agreed in principle to both consult with and be employed by us in order to implement this new business plan. A proven laboratory management team led by Dr. Paulette Lankford has previously developed two highly successful esoteric analytical labs described below from scratch twice before selling the two labs for a combined value over $150 million dollars to large healthcare corporations. Dr. Lankford is a recognized research pathologist and proven laboratory executive. Based upon our discussions to date, Dr. Lankford believes she will be able to secure the services of the same key personnel that established both of those facilities.

The team first developed the esoteric analytical unit of ICL in 1986. By 1988, revenues were over $45 million. ICL was sold at that time to Smith-Kline for over $700 million. Later, Smith-Kline and Corning merged their labs to create Quest Labs.

The same management team developed the esoteric analytical unit for NHL with unit revenues exceeding $90 million in 1996, when NHL was sold for over $1 billion to Roche. This company now exists in a combined lab company called, Lab Corp (NYSE: LC). While no assurances can be provided that we will generate revenues comparable to the aforesaid scenarios, we expect that the success of those operations will transfer through these same key personnel to our new business. The management team has surveyed their previous customer base, with a high percentage already eager to bring their business to us. With sufficient funding, we believe we can take advantage of present market opportunities in the healthcare lab business, which allow for significant margins. However, there can be no assurances that we will achieve the success previously obtained from the efforts of these individuals in the past, or that our proposed operations will become successful at all.

We believe our new business plan will bring to the marketplace the following strengths:

1.

Because of the significant experience of our new personnel, we believe this experience will provide an opportunity to eliminate the development time and money required by client laboratories to duplicate the concept and implement a plan of equivalent scope and capability.

2.	Our intended ability to perform approximately 90% of the volume of all esoteric tests ordered.

3.	We intend to provide exceptional orientation to service, which is lacking with similar large corporate-owned laboratories.

4.	An effective interdisciplinary approach to the development of specialty testing.

5. Established relationships with developers of new esoteric assays. Through licensing agreements we expect that we will be able to develop new assays for disease conditions for which there is no diagnostic test currently available. As of the date of this report we have been advised that our intended business partners have already negotiated or executed certain initial exclusive license agreement(s) with leading-edge industry professionals to provide a multiple sclerosis diagnostic test.

6. Based on the representations made to us, we intend to limit operating costs by utilizing shared facilities, staffing, and management with the EcoQuest environmental lab. We anticipate that this arrangement will enable us to conserve operating capital in the early development phases of the enterprise. Following the execution of formal documentation setting out the specific terms of the facility sharing arrangement we will be better able to calculate actual costs and effective cost savings.

7. The laboratory will open with an established customer base allowing for a quick positive cash flow.

8. The experienced laboratory management team will be able to evaluate acquisition opportunities in the U.S. to further propel profit and earnings growth.

There are no assurances that any of the above described factors will occur or be effectuated with the described results. In addition, our ability to implement our business plan is contingent upon our ability to fund our proposed operations, as described above under “Liquidity and Capital Resources.” Failure to obtain the funds necessary to implement our business plan will have a negative impact on our anticipated results of operations.

We currently anticipate that our esoteric laboratory unit will be located in a new custom designed facility near the international airport outside of Nashville, Tennessee, which will encompass specialized chemical, microbiological, immunological and genetic analyses. We have selected this site due to its central location near a busy international airport in order to allow this new facility to service the entire United States. We believe that the prevailing economic conditions will enable us to take advantage of the recent commercial building boom in Nashville, which has resulted in abundance of available choice properties at reasonable lease terms. We do not anticipate having any difficulty in securing a facility which meets our requirements, both physical and financial.

Our objectives are to:

•	Develop rapid diagnostic tests for conditions that presently have no definitive means of identification (see information on multiple sclerosis test below).
•	Develop the analytical laboratory to provide new and specialized esoteric clinical laboratory and environmental laboratory services in a timely and cost efficient manner to the marketplace.
•

Establish licensing agreements with diagnostic reagent companies to achieve rapid and cost-effective delivery of our products to the medical and environmental community throughout the world. We anticipate working with appropriate non-profit health care agencies and environmental agencies in under-developed countries to provide its technology at nominal cost to affected population segments.

•

Reinvest a high percentage of net revenues into research and development of new assays to fulfill its commitment to support the medical and environmental professionals to better diagnose and treat conditions that are not being helped by current technology. Top priorities are definitive tests for Hepatitis C and Alzheimer’s Disease for which there are no current diagnostic tests are available. This will give us additional exclusive diagnostic assays to market as allowed under the FDA.

As discussed above, if and when we finalize the terms of our business collaboration with NTL we will own the option to acquire the license to manufacture and perform a novel diagnostic assay for multiple sclerosis upon funding. The assay has been validated by laboratories in the United States and England. While licensing of this test to other companies in the United States will require approval by the FDA, we will be able to perform and charge for performing this assay in our laboratory because of an FDA ruling that permits companies to perform testing as a part of the development of new assays. We expect we will be able to begin offering this assay immediately upon the construction of our clinical facility described above, which will require approximately 90 days to complete.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Stock-based compensation – Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended May 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4T.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures - Our management, which presently consists of one person who holds both positions of Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our CEO/CFO, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective as of May 31, 2009, at the reasonable assurance level, because of the change in control that occurred subsequent to May 31, 2009 and which caused us to file this report late. We believe we have addressed this issue and expect that all future reports will be filed in a timely manner. However, we believe that our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended may 31, 2009 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITECH SOFTWARE CORPORATION

Dated: August 14, 2009	By:/s/ Young Yuen_____________________________

Young Yuen, Chief Executive Officer and

Chief Financial Officer