Form 10-K
period 2009-08-31
UBIQUITECH SOFTWARE CORP
filed 2010-02-10
CIK 1411460

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from _________________________ to _________________________________

Commission File Number 000-52395

UBIQUITECH SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	20-8224855
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7435 S. Eastern Ave., Suite 5

Las Vegas, NV 89123

(Address of principal executive offices)

(702) 421-9004

(Issuer’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_] No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a	Smaller reporting company ☒
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No ☒

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of August 31, 2009 was $38,700.

As of February 9, 2010, the Registrant had 14,558,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS

PAGE

Facing Page

Index

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters And Issuer Purchases of Equity Securities 24

Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	43

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 46

Item 13.	Certain Relationships and Related Transactions, and Director Independence	46
Item 14.	Principal Accounting Fees and Services	47

PART IV

Item 15.	Exhibits, Financial Statement Schedules	47

SIGNATURES	49

FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Ubiquitech Software Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

          Important factors known to us that could cause such material differences are identified in this report and in our “Risk Factors” in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1.	BUSINESS

HISTORY

We were incorporated under the laws of the State of Colorado on January 11, 2007. Until June, 2009, our business was to develop and market proprietary specialized computer software to help manage electronically stored data. We had designed and planned to develop a software application for health care businesses known as Ubiquitech™ Enterprise Storage Manager (“UESM"). UESM was designed to provide computer data storage technicians with reporting and system problem notification. The securities of these two companies are currently being held in trust on behalf of our shareholders of record on June 29, 2009 and it is expected that these companies will be “spun-off” in the near future by former management filing a registration statement with the SEC pursuant to the Securities Act of 1933, as amended.

In June 2009, control of our company changed and as a result, we changed the focus of our business plan from the development of specialized software applications to a proposed business encompassing two business units or divisions, including an esoteric clinical laboratory (previously known as the Institute for Molecular Pathology), and a research and development facility attached to the esoteric clinical laboratory. In July 2009, we executed a letter of intent to enter into a business collaboration with the principals of New Technology Laboratories (“NTL”). Pursuant to the terms of the letter of intent we intended to acquire various assets relating to the proposed new business plan, as well as retaining additional professional personnel experienced in the operation of esoteric clinical laboratories. However, we were unable to reach mutually agreeable terms in order to execute a relevant definitive agreement and are currently poised to become an energy acquisition, exploration and development company. In conjunction with this change we initiated negotiations with other energy companies for the purpose of establishing an initial acquisition within the sector.

Our principal strategy is to focus on the acquisition of oil and natural gas mineral leases that are at a minimum “drill ready” and ideally have existing production and cash flow. Such an acquisition strategy, if successful, will allow us to establish an operational base from which we can expand. There are no assurances that we will be successful in completing such an acquisition. If we are able to negotiate satisfactory terms of acquisition and are successful in raising the necessary capital, we will implement an accelerated development program of high-probability drilling targets to attempt to establish or increase production and create a positive cash flow base. Our oil and natural gas acquisition and development activities are currently focused in Western Kentucky.

We have not been subject to any bankruptcy, receivership or similar proceeding. Our address is 7435 S. Eastern Ave., Suite 5, Las Vegas, NV 89123, telephone (702) 421-9004.

DESCRIPTION OF CURRENT BUSINESS/SUBSEQUENT EVENTS

The following events occurred subsequent to November 30, 2009. The discussion below presumes that we will successfully consummate the definitive agreement(s) to acquire the Oakley Lease described below from Navitas Land and Mineral Corp. (“Navitas”). While we are confident that this transaction will close, there can be no assurances that this will occur.

To commence implementation of our new business plan, in December 2009, as amended January 6, 2010 and January 26, 2010, we executed a letter of intent (the letter of intent and amendments hereinafter jointly referred to as the “LOI”), with Navitas Land and Mineral Corp., Central City, Kentucky to acquire certain assets, including an oil and gas lease located in Western Kentucky in Hopkins County, Kentucky and oil and gas equipment from Navitas (the “Oakley Lease”), in exchange for the issuance of Ten Million (10,000,000) shares of our Common Stock. In addition, the LOI includes a commitment for us to provide not less than $1,200,000 in project development funding, among other matters.

As part of the acquisition, we will be acquiring the assets set out in the following list:

The LOI is a non-binding document, but provides that a definitive agreement will be entered into on or before February 15, 2010. Upon closing of the definitive agreement, current management of Navitas will initially become members of a to be established Board of Advisors. It is anticipated that certain members of Navitas management will assume management positions with us upon the execution of a definitive agreement. There are no assurances that we will execute a definitive agreement with Navitas.

Subject to completion of the acquisition negotiated and set out in the LOI, we intend to concentrate our initial development efforts on the Oakley Lease. We anticipate implementing a concentrated drilling program on fields where Navitas became the Operator in mid 2010, provided that we are able to raise the funds necessary to do so. No assurances can be provided that we will be able to raise these funds on acceptable terms, or at all. See “Part I, Item 1A, Risk Factors” and Part II, Item 7, Management’s Discussion – Liquidity and Capital Resources.”

Currently, with active operations in the Illinois Basin, Navitas has reworked three wells on the Oakley Lease which it is bringing onto completion. Following is a description of current on-going and proposed well activity on the Oakley Lease.

Oakley Lease

New Wells	2
Existing Wells	7
Working Interest (WI)	100%
Total Barrels per day after working plan	248
Sales (Monthly)	$484,353.00
Net Revenue Interest (NRI)	81 .00%
Net Monthly Sales	$394,747.00
Cost of Goods Sold (COGS)	($38,393.00)
Gross Income (Monthly)	$356,355.00

The table below summarizes our development plan for the Oakley Lease.

Field	Production Zone(s)	Working Interest (%)	Month 1	Month 2	Month 3	Month 4	Totals

Oakley (W.O.)							0
Oakley #1	Cypress	100		43,956			43,956
Oakley #2	Cyrpess	100	38,972				38,972
Oakley #3	Cypress	100	Completed				0
Oakley #4	Cypress	100	Completed				0
Oakley #5	Water	100	27,912				27,912
Oakley #6	Cypress	100	Completed				0
Oakley #8	Injector	100	Completed				0
Oakley #9 New	Cypress	100			382,750		382,750
Oakley #10 New	Cypress	100				382,750	382,750

			66,884	43,956	382,750	382,750	876,340

OUR BUSINESS STRATEGY

Our goal is to increase shareholder value by finding and developing oil and natural gas reserves at costs that provide a better-than-market rate of return on cash outlays and expenditures. The principal elements of our business strategy are:

•

Develop Our Existing Properties. We intend to identify further drilling locations on properties we acquire by revitalizing older wells, and utilizing digital spectral satellite maps among other accepted technologies to locate highest probability locations for new wells.  The structure and the continuous oil accumulation in Western and Southern

Kentucky, and the expected long-life production and reserves of the area, are anticipated to enhance opportunities for profitability.

•

Maximize Operational Control. We seek to operate properties we acquire and maintain a substantial working interest. We believe the ability to control our potential drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oilfield technologies.

•

Pursue Selective Acquisitions and Joint Ventures. Due to the long-standing presence of the members of our board of advisors in Western Kentucky and their familiarity with both the historic and potential production in the region we believe we are well-positioned to pursue selected acquisitions from the fragmented and capital-constrained owners of mineral rights throughout Western Kentucky.

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. We do not anticipate having any difficulty finding suitable purchasers when, and if, production is commenced.

There are many factors that influence the real or perceived value of a lease. These factors include, but are not limited to, oil or petroleum spot and futures prices, geo-political risk, natural disasters, scarcity of leases, and the current owner’s personal perception of value.  During the past two years we have witnessed wild price fluctuations of the price of crude oil.  In times of rising prices the perception of lease value can increase sharply, while correspondingly, any measurable decline in the price of crude makes development of oil producing property less profitable, and the cost of entry declines accordingly.  While the cost of the underlying leases may not directly affect our development costs, it has a direct impact on the cost of financing the overall project. While no assurances can be provided, we believe that in times of rising prices we anticipate relatively limited restrictions on our access to capital. However, cyclical downturns in the sector marked by significant declines in crude prices make access to capital more difficult. See “Part II, Item 7, Management’s Discussion - Liquidity and Capital Resources.”

If we are successful in acquiring the Oakley Lease and other oil and gas properties, our properties will be subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements and liens for current taxes and other burdens, including mineral encumbrances and restrictions. Further, any debt will likely be secured by first and second liens on substantially all of our assets. We do not believe that any of these burdens materially interferes with the use of our properties in the operation of our business. Navitas has represented to us and we believe that we have or will have satisfactory title to the Oakley Lease. It is expected that the definitive agreement with Navitas will contain customary representations and warranties regarding title. As is customary in the oil and gas industry, title searches are made at the time of acquisition of undeveloped properties and title opinions from counsel or experienced professional landmen are conducted when acquiring producing properties or before beginning drilling operations. However, any acquisition of producing properties without obtaining title opinions would subject us to a greater risk of title defects.

INDUSTRY OVERVIEW

The natural gas and oil industry has experienced rising and volatile prices in recent years. As a commodity, global natural gas and oil prices respond to macro-economic factors affecting supply and demand. In particular, world oil prices have risen in response to political unrest and supply uncertainty in Iraq, Venezuela, Nigeria and Iran, and increasing demand for energy in rapidly growing economies, notably India and China. In our opinion, the greater the geo-political risk, macro-economic pressure causing rising world prices and the consequential impact on supply, North American prospects have become more attractive. Escalating conflicts in the Middle East and the ability of OPEC to control supply and pricing are some of the factors having a negative impact on the stability, availability and predictability of global supply. While foreign political unrest and instability may cause increased demand for domestic sources of production, increased global demand for base commodities and infrastructure materials have increased costs of steel and other products used to construct drilling rigs and pipeline infrastructure, as well as higher drilling and well-servicing rig rates, all of which are driving forces in the escalating costs of production of domestic supply. Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of natural gas and oil pipelines, and general fluctuations of global and domestic supply and demand. We do not anticipate difficulty in finding additional sales opportunities, as and when needed. Natural gas and oil sales prices are negotiated based on factors such as the spot price for natural gas or posted price for oil, price regulations, regional price variations, hydrocarbon quality, distances from wells to pipelines, well pressure, and estimated reserves. Many of these factors are outside our control. Natural gas and oil prices have historically experienced high volatility, related in part to ever-changing perceptions within the industry of future supply and demand. EMPLOYEES

As of the date of this report we employ two (2) persons, including our two members of management. Upon closing of the acquisitions of the Oakley Lease, of which there is no assurance, we expect to initially retain four (4) part time employees. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

None of our employees or the employees of Navitas are members of a union. We consider our employee labor relations to be good.

COMPETITION

The oil and gas industry is intensely competitive and, as an early-stage company, we must compete against larger companies that may have greater financial and technical resources than we do and substantially more experience in our industry. These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, oil and natural gas price volatility, productivity variances between properties, overall industry cycles and other factors related to our industry. These factors may also put us at a disadvantage with respect to our ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

While no assurances can be given that we will be successful in our efforts described herein, we believe we have a number of strengths that we believe will help us successfully execute our strategy, including:

•

Acquisition and Development Strategy. We have what we believe to be a relatively low-risk acquisition and development strategy compared to some of our competitors. We will preferably acquire properties that have proven current production, with a relatively short-term projected pay-back, and with potential growth and upside in terms of development, enhancement and efficiency. We also plan to minimize the risk of natural gas and oil price volatility by developing a sales model inclusive of portfolio of pricing for our production as we strive to expand and as market conditions permit.

•

Experienced Management Team and Operational Partner with Strong Technical Capability. Once the acquisition of the Oakley Lease is completed and members of Navitas join our company, we believe we will have a management and advisory team rich in experience. Our go-forward strategy will employ the extensive skill sets of the various industry professionals, including geologists; petroleum engineers; field operations manager; as well as significant experience in the financial markets and financing of oil & gas properties in particular.

•

Incentivized Management.  It is our intention to weight the compensation arrangements for our executive officers on a performance based scale, with the emphasis being weighted toward future performance. We feel that this will provide the greatest probability of increasing shareholder value.

There can be no assurances that we will be successful in our goal of becoming a competitive force in the industry.

TRADEMARKS-TRADENAMES

We currently do not have any registered trademarks or tradenames.

GOVERNMENT REGULATIONS

Regulation of Oil and Natural Gas Production.  Our proposed oil and natural gas exploration, production and related operations, when acquired and developed, will be subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate, including Kentucky, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. Moreover, such states may place burdens from previous operations on current lease owners, and the burdens could be significant. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. As part of our due diligence conducted on the Oakley Lease, we believe Navitas is currently in substantial compliance with all applicable laws and regulations. However, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations. See “Part I, Item 1A, Risk Factors,” below.

Federal Regulation of Natural Gas.  The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which may affect the marketing of natural gas produced by us is and when we execute the definitive agreements with Navitas, as well as the revenues that may be received by us for sales of such production. Since the mid-1980’s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B (“Order 636”), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC’s purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

The price we may receive from the sale of oil and natural gas liquids will be affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on our intended operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

Upon the closing of the acquisition of the Oakley Lease our operations and properties will become subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•       require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; •       limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•       impose substantial liabilities for pollution resulting from its operations, or due to previous operations conducted on any leased lands.

The permits required for our anticipated operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our proposed operations, as well as the oil and natural gas industry in general. The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended (“CERCLA”), and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”), and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water and develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of greater than threshold quantities of oil. The EPA issued revised SPCC rules in July 2002 whereby SPCC plans are subject to more rigorous review and certification procedures. From our due diligence review of the operations on the Oakley Lease we believe that these operations are in substantial compliance with applicable Clean Water Act and analogous state requirements, including those relating to wastewater and storm water discharges and SPCC plans.

The Endangered Species Act, as amended (“ESA”), seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that Navitas’ operations are be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

ITEM 1A.	RISK FACTORS

          An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR OPERATIONS

If we do not obtain additional financing, our business will fail.

As of August 31, 2009, we had no available working capital. Our current President has been making loans to us on an interest free, unsecured basis. Because of the lack of available capital we do not have funds sufficient to implement our business plan described herein. In order to successfully implement our plan of operation, we will need to obtain additional financing. We currently do not have any operations and we have no income. We will require additional funds in order to begin development of the Oakley Lease into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for oil and natural gas and the costs of exploring for or commercial production of these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have only recently revised our business plan and have yet to commence our new business operations, we face a high risk of business failure due to our inability to predict the success of our business.

As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully. We experienced a change in management in June 2009 and divested ourselves of our prior business operations at that time. Since that time we have been involved primarily in organizational activities and the execution of a letter of intent to acquire our initial oil and gas lease. See ”Part I, Item 1, Business.” We have not earned any revenues as of the date of this report, and thus face a high risk of business failure.

Because of the unique difficulties and uncertainties inherent in the oil exploration and production business, we face a high risk of business failure.

Many difficulties are normally encountered by new oil exploration and production companies, which have a high rate of failure. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the analysis of data and development of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to analysis and development, and additional costs and expenses that may exceed current estimates. The extraction of oil and natural gas also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, environmental accidents, and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position. In addition, there is no assurance that the expenditures to be made by us in the analysis of seismic data will result in the discovery of oil or natural gas reserves or that development of such reserves will result in profitable operations.

The natural gas and oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

The natural gas and oil business involves a variety of operating risks, including:

•	unexpected operational events and/or conditions;

•	unusual or unexpected geological formations;
•	reductions in natural gas and oil prices;
•	limitations in the market for oil and natural gas;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	title problems;
•	natural gas and oil quality issues;
•	pipe, casing, cement or pipeline failures;
•	natural disasters;
•	fires, explosions, blowouts, surface cratering, pollution and other risks or accidents;
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;
•	compliance with environmental and other governmental requirements; and
•	uncontrollable flows of oil, natural gas or well fluids.

If we experience any of these problems following the acquisition of the Oakley Lease and commencement of operations, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

•	injury or loss of life;
•	severe damage to and destruction of property, natural resources and equipment;
•	pollution and other environmental damage;
•	clean-up responsibilities;
•	regulatory investigation and penalties;
•	suspension of our operations; and
•	repairs to resume operations.

If we are able to successfully consummate the acquisition with Navitas, we will initially use third-party drilling contractors to drill our wells. As a result, we may not realize the full benefit of worker compensation laws in dealing with their employees. Insurance is not expected to protect us against all operational risks. We do not expect to carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, the financial impact could negatively affect our operations enough to force us to cease our operations. Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any addition to our production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment.

Exploratory wells bear a much greater risk of loss than development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

          Development of reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity and access to capital may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions over which we have control and assumptions required by the SEC relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We have control over our operations that affect, among other things, acquisitions and dispositions of properties, availability of funds, use of applicable technologies, hydrocarbon recovery efficiency, drainage volume and production decline rates that are part of these estimates and assumptions and any variance in our operations that affects these items within our control may have a material effect on reserves.   The process of estimating our natural gas and oil reserves is anticipated to be extremely complex and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

A significant portion of our potential future reserves and our business plan may depend upon secondary recovery techniques to establish production. There are significant risks associated with such techniques.

We anticipate that a significant portion of our future reserves and our business plan may be associated with secondary recovery projects. The exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects are uncertain. In addition, our business plan associated with these secondary recovery projects are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of those properties to be acquired associated with secondary recovery methods, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital. Risks associated with secondary recovery techniques include, but are not limited to, the following:

•	higher than projected operating costs;
•	lower-than-expected production;
•	longer response times;
•	higher costs associated with obtaining capital;
•	unusual or unexpected geological formations;
•	fluctuations in natural gas and oil prices;
•	regulatory changes;
•	shortages of equipment; and
•	lack of technical expertise.

If any of these risks occur, it could adversely affect our financial condition or results of operations.

Any acquisitions we complete are subject to considerable risk.

Even when we make acquisitions that we believe are good for our business, any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues and costs, including synergies;
•	an inability to integrate successfully the businesses we acquire;
•	a decrease in our liquidity by using our available cash or borrowing capacity to finance acquisitions;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•	he diversion of management’s attention from other business concerns;
•	an inability to hire, train or retain qualified personnel to manage the acquired properties or assets;
•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;
•	unforeseen difficulties encountered in operating in new geographic or geological areas; and
•	customer or key employee losses at the acquired businesses.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often incomplete or inconclusive.

Our reviews of acquired properties can be inherently incomplete because it is not always feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, plugging or orphaned well liability are not necessarily observable even when an inspection is undertaken.

We must obtain governmental permits and approvals for drilling operations, which can result in delays in our operations, be a costly and time consuming process, and result in restrictions on our operations.

          Regulatory authorities exercise considerable discretion in the timing and scope of permit issuances in the region in which we operate. Compliance with the requirements imposed by these authorities can be costly and time consuming and may result in delays in the commencement or continuation of our exploration or production operations and/or fines. Regulatory or legal actions in the future may materially interfere with our operations or otherwise have a material adverse effect on us. In addition, we are often required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that a proposed project may have on the environment, threatened and endangered species, and cultural and archaeological artifacts. Accordingly, the permits we need may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our operations or to do so profitably.

Due to our lack of geographic diversification, adverse developments in our operating areas would materially affect our business.

          Our current plan of operations means that, if implemented as planned, we will initially only lease oil and natural gas properties located in Western Kentucky. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these properties caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters, adverse weather conditions or other events which impact this area.

We will not be the operator of our properties and we have limited control over the activities on those properties.

          We will be relying on the operational skill of the field operators of Navitas and their engineers. Further, we will have a limited ability to influence or control the operation or future development or the amount of capital expenditures except to impose expenditure limits where third parties are contracted or sub-contracted. In the case of the Oakley Lease, our dependence on the operator, Navitas, limits our ability to influence or control the operation or future development of the project. Such limitations could materially adversely affect the realization of our targeted returns on capital related to exploration, drilling or production activities and lead to unexpected future costs.

We may suffer losses or incur liability for events for which we or the operator of a property have chosen not to obtain insurance.

Once commenced, our operations will be subject to hazards and risks inherent in producing and transporting natural gas and oil, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our and others’ properties. As protection against operating hazards, we expect we will maintain insurance coverage against some, but not all, potential losses. In addition, pollution and environmental risks generally are not fully insurable. As a result of market conditions, existing insurance policies may not be renewed and other desirable insurance may not be available on commercially reasonable terms, if at all. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition and results of operations.

Because the probability of locating reserves that are commercially viable is remote, any funds expended on analysis will probably not be recovered.

In all probabilities, the oil and gas properties we expect to acquire and for which we are conducting an analysis do not contain any reserves. Consequently, any funds expended upon analysis will probably not be recovered.

Because our current executive officers do not have any training specific to the technicalities of oil and natural gas exploration, there is a higher risk our business will fail.

Our current management, including Messrs. Young Yuen and Ryan Henning, do not have any training as a geologist or an engineer. As a result, our management may lack certain skills that are advantageous in managing an exploration company. In addition, their decisions and choices may not take into account standard engineering or managerial approaches oil exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in geology and engineering. However, it is anticipated that certain members of Navitas management will join our company following the closing of the Oakley Lease. These individuals are experienced in the oil and gas industry.

Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Young Yuen, our president and chief executive officer, and Mr. Ryan Henning, our Secretary, each devotes 5 to 10 hours per week to our business affairs. We do not have an employment agreement with either Mr. Yuen or Mr. Henning, nor do we maintain a key man life insurance policy for them. Currently, we do not have any full or part-time employees. If the demands of our business require the full business time of our management, it is possible that neither of them may be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, or members of Navitas management do not elect to join our company, our business will fail.

Natural gas and oil prices are volatile. This volatility may occur in the future, causing negative change in cash flows which may result in our inability to cover our operating or capital expenditures.In the event we are successful in acquiring the Oakley Lease and enter into the oil and gas industry, our future revenues, profitability, future growth and the carrying value of our properties is anticipated to depend substantially on the prices we may realize for our natural gas and oil production. Our realized prices may also affect the amount of cash flow available for operating or capital expenditures and our ability to borrow and raise additional capital.

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	natural disasters;
•	acts of terrorism;
•	domestic and foreign governmental regulations and taxation;
•	political and economic conditions in oil and natural gas producing countries, including those in the Middle East, Africa and South America;
•	impact of the U.S. dollar exchange rates on oil and natural gas prices;
•	the availability of refining capacity;
•	actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state controlled oil companies relating to oil price and production controls; and
•	the price and availability of other fuels.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business enough to force us to cease our business operations. In addition, our reserves, financial condition, results of operations, liquidity and ability to finance and execute planned capital expenditures will also suffer in such a price decline. Further, natural gas and oil prices do not necessarily move together.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

We anticipate that we will incur increased operating expenses prior to realizing any revenues. We expect to incur continuing and significant losses into the foreseeable future. As a result of continuing losses, we may exhaust all of our resources and be unable to complete the development of the Oakley Lease. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to earn profits or continue operations if we are unable to generate significant revenues. There is no history upon which to base any assumption as to the likelihood that we will be successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

If we are unable to successfully compete within the oil exploration business, we will not be able to achieve profitable operations.

The oil exploration business is highly competitive. This industry has a multitude of competitors and no small number of competitors dominates this industry. Many of our competitors have greater financial resources than us. As a result, we may experience difficulty competing with other businesses when attempting to purchase and develop land for oil and natural gas extraction. If we are unable to retain qualified personnel to assist us in conducting oil production activities on the Oakley Lease should a commercially viable reservoir be found to exist, we may be unable to enter into production and achieve profitable operations.

Due to numerous factors beyond our control which could affect the marketability of any substances found, we may have difficulty selling any substances we discover.

Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil, gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political, and regulatory developments and competition from other sources of energy. The volatile nature of the energy markets makes it particularly difficult to estimate future prices of oil, gas and natural gas liquids. Prices of oil, gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond our control. Any significant decline in oil and gas prices could have a material adverse effect on our operations, financial condition, and level of expenditures for the development of oil and gas reserves.

In addition to market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and natural gas, and environmental protection are all factors that could inhibit our ability to sell oil and natural gas in the event that commercial amounts of either are found.

If we are unable to find new oil and gas reserves on a regular basis, we will be unable to maintain operations and our business will fail.

As is customary in the oil and gas exploration and production industry, our future success depends upon our ability to find, develop or acquire oil and gas reserves that are economically recoverable. Even if reserves are acquired and successfully developed by us, unless we successfully replace the reserves that we develop through successful identification, analysis, and acquisition, our proved reserves will decline. Recovery of such reserves will require significant capital expenditures and successful drilling operations. There can be no assurance that we will continue to be successful in our effort to develop or replace our proved reserves.

Because of the uncertainty of estimates of oil and gas reserves, our projects may not be profitable and our business may fail.

Oil and gas deposits are not present in all areas, but reside in accumulations commonly referred to as reservoirs. Identifying and quantifying the location and volume of these reservoirs is a major risk associated with oil and gas operations. In qualifying projects for investment and development, we will create detailed estimates of potential returns for projects. These estimates rely upon various assumptions, including assumptions regarding oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, production, test, engineering and economic data for each reservoir. As a result such estimates are subject to great uncertainty. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated by us. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves. In addition, our reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

Uninsured losses, natural disasters and terrorism are beyond our control and may occur, resulting in significant loss for us. We may suffer casualty or loss that is uninsured. Oil and natural gas exploration projects are subject to natural disasters, such as floods and earthquakes, which may not be covered by the insurance. A terrorist attack would likely have an adverse impact on the regional economy, and damage due to terrorism may also not be covered by the insurance.

Because we will be subject to compliance with government regulation which may change, the anticipated costs of our exploration program may increase.

There are several governmental regulations that materially restrict oil and natural gas exploration or exploitation. We will be subject to these should we decide to purchase and develop land. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. Currently, we have not experienced any difficulty with compliance to any laws or regulations which affect our business. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business, prevent us from carrying out our extraction program, and make compliance with new regulations unduly burdensome. We may be subject to environmental liability claims that could result in significant costs to us.

We may be subject to claims for damages related to any impact that our operations have on the environment. An environmental claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, the impact on senior management's time and the potential damage to our reputation. As we undertake our business plan, our oil and gas operations are subject to government regulations and control. Failure to comply with applicable government rules could restrict our ability to engage in further oil and gas exploration and development opportunities.

We may be sued or become a party to litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

While we have no knowledge of any threatened litigation matters, we may be subject to lawsuits from time to time arising in the ordinary course of our business. We may be forced to incur costs and expenses in connection with defending ourselves with respect to such litigation and the payment of any settlement or judgment in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations and cash flows.

Our success depends, to an extent, upon the continued services of our current and new management.

We have made a significant effort to build a diverse management team with skills and industry experience sufficient to operate our Company on a day-to-day basis. Additionally, we have developed key relationships with engineers, drillers, field operators, suppliers and customers to ensure success in all aspects of our proposed operations. Until such time as the entire management team has been assembled and production and sales have been initiated we will continue to rely on the services of Messrs. Young and Henning for strategic and operational management and the relationships they have built. Most of our competitor’s management has more experience than our current management in the oil and gas industry. This may place us at a competitive disadvantage because we will greatly rely on these relationships in the conduct of our proposed operations and the execution of our business strategies.

If we are successful in implementing our new business plan we will experience a period of rapid growth that is imposing a significant burden on our current administrative and operational resources.

Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources by attracting, training, managing and retaining additional qualified personnel, including additional members of management, technicians and others. To successfully operate our new facilities we need to manage operations and production, as well as marketing and selling the end products generated by our facilities. There can be no assurances that we will be able to do so. Our failure to successfully manage our growth may have a negative impact on our anticipated results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

          As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their SEC reports, including this Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

RISKS RELATED TO OUR COMMON STOCK

Holders of our Common Stock may suffer significant dilution in the future.

In order to fully implement our business plan described in this Report, it is probable that we will require additional capital, either debt or equity, or both. As a result, it is possible that we may elect to raise additional equity capital by selling shares of our Common Stock or other securities in the future to raise the funds necessary to allow us to implement our business plan. If we do so, our current shareholders will suffer significant dilution.

There is a limited trading market for our securities and there can be no assurance that such a market will develop in the future.

There is no assurance that a market will develop in the future or, if developed, that it will continue.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB or a national exchange, which will make it more difficult for you to sell your securities.

          The OTCBB and a national exchange each limit quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”). Because issuers whose securities are qualified for quotation on the OTCBB or any other national exchange are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting.

There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities.

          Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our stock may be considered a “penny stock” if it trades below $5.00 per share. This can adversely affect its liquidity.

          As of the date of this Report, our Common Stock trades below $5.00 per share. So long as our Common Stock trades below $5.00 per share, trading in our Common Stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

          SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. In addition, few broker or dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment.

          As holders of our Common Stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

Sales of substantial amounts of Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock.

The market price of our Common Stock may fluctuate significantly in the future.

The market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	the volume and timing of the receipt of orders for biodiesel from major customers;
•	competitive pricing pressures;
•	our ability to produce, sell and deliver oil and gas on a cost-effective and timely basis;
•	our inability to obtain capital equipment and/or working capital financing;
•	changing conditions in the oil and gas markets;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	regulatory developments;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel; and
•	future sales of our Common Stock or other securities.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

RISKS RELATED TO OUR COMPANY

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

          Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Colorado Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

          In addition, our Articles of Incorporation authorizes the issuance of up to One Million shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors. No shares of our Preferred Stock are currently outstanding. Our Board of Directors may, without stockholder approval, issue Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

Our management and principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions.

          Currently, Mr. Young owns in excess of a majority of our outstanding Common Stock. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

          Our principal place of business is located at 7435 S. Eastern Ave., Suite 5, Las Vegas, NV 89123, which consists of 420 square feet of executive office space. This space is provided to us on a rent free basis by our current Assistant Secretary. We expect that upon closing of the Oakley Lease we will rent nominal space on-site. We contemplate that these locations will meet our needs over the next 12 month period.

ITEM 3.	LEGAL PROCEEDINGS

To our knowledge there are no material legal proceedings by or against us, either pending or contemplated. We may become involved in various routine legal proceedings incidental to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our shareholders during the three-month period ended August 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

          Trading of our Common Stock commenced on the OTCBB in July 2008. It trades under the symbol “UBQU.”

          The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

Nov. 30, 2008	$0.00	$0.00
February 28, 2009	$0.50	$0.00
May 31, 2009	$0.00	$0.00
August 31, 2009	$0.00	$0.00

As of February 5, 2010, the closing bid price of our Common Stock was $0.10.

          Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations. See “Part I, Item 1A, RISK FACTORS.”

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). As of the date of this report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act. it is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

HOLDERS

We had 73 holders of record of our Common Stock as of the date of this report, not including those persons who hold their shares in “street name.”

DIVIDENDS

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

EQUITY COMPENSATION PLAN INFORMATION

We have no outstanding stock options or other equity compensation plans but we may adopt one in the future.

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

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW AND HISTORY

Until June 2009 our business was to develop and market proprietary specialized computer software to help manage electronically stored data through our wholly owned subsidiary companies Datamatrix Software Corporation and Enterpriseware Software Corporation. Effective June 23, 2009, we engaged in a change in control. As a result of this change in control we placed these wholly owned subsidiaries into trust on behalf of our shareholders of record as of June 23, 2009, the date immediately prior to the date upon which control of our Company took place. We intend to engage in a “spin-off” of these companies by filing a registration statement with the Securities and Exchange Commission pursuant to the provisions of the Securities Act of 1933, as amended.

As a result of this change in control, our current business plan has been changed. See “Plan of Operation,” below for a discussion of this new business opportunity.

We have not been subject to any bankruptcy, receivership or similar proceeding.

          Our new address is 7435 S. Eastern Ave., Suite 5, Las Vegas, NV 89123.  Our telephone number is (702) 421-9004.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Fiscal Years Ended August 31, 2009 and 2008

During the fiscal year ended August 31, 2009, we did not generate any revenues.

Our general and administrative expense during the fiscal year ended August 31, 2009, was $26,588, compared to $24,299 during the fiscal year ended August 31, 2008, an increase of $2,289. During the fiscal year ended August 31, 2009, these expenses primarily consisted of professional fees incurred as a result of our being a reporting company under the Securities Exchange Act of 1934, as amended. During the fiscal year ended August 31, 2009, we also incurred interest expense of $7,830, which was not incurred during the prior fiscal year. This interest expense was attributable to loans provided to us for working capital.

As a result, we incurred a net loss of $32,796 during the fiscal year ended August 31, 2009 (less than $0.01 per share), compared to a net loss of $24,164 during the fiscal year ended August 31, 2008 (less than $0.01 per share). While no assurances can be provided and depending upon our ability to successfully consummate the Navitas acquisition, we expect that we will begin generating profits from operations during our fiscal year ended August 31, 2010.

Because we did not generate any revenues during our prior two fiscal years, following is our Plan of Operation.

PLAN OF OPERATION

We previously reported that we were refocusing our corporate efforts to consist of two business units or divisions, including an esoteric clinical laboratory (previously known as the Institute for Molecular Pathology), and a research and development facility attached to the esoteric clinical laboratory. We executed a letter of intent to enter into a business collaboration with the principals of New Technology Laboratories (“NTL”). Pursuant to the terms of the letter of intent we intend to acquire various assets relating to the proposed new business plan, as well as retaining additional professional personnel experienced in the operation of esoteric clinical laboratories. However, we were unable to reach definitive terms with NTL. As a result, we have again adopted a new business plan wherein we intend to acquire certain mineral rights and thereafter, develop these locations.

Relevant thereto, on December 23, 2009, as amended January 6, 2010 and January 25, 2010, we entered into a letter of intent with Navitas Land and Mineral Corp., Central City, KY, to acquire certain assets, including an oil and gas lease located in Western Kentucky in Hopkins County and related oil and gas equipment. We expect to close this acquisition on or about February 15, 2010. No assurances can be provided that we will successfully close this acquisition.

For a more detailed description of our proposed business, see “Part I, Item 1, Description of Business.”

There are no assurances that any of the above described factors will occur or be effectuated with the described results. In addition, our ability to implement our business plan is contingent upon our ability to fund our proposed operations, as described below under “Liquidity and Capital Resources.” Failure to obtain the funds necessary to implement our business plan will have a negative impact on our anticipated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2009, we had no cash.

During the fiscal year ended August 31, 2009 our operations were funded by loans made to us by shareholders. At August 31, 2009 we had $12,000 in related outstanding loans. These loans were unsecured, bearing an interest rate at 6% per annum and due on demand. Interest expense under the notes for the period ended August 31, 2009 $7,830 with accrued interest payable of $580. These loans were convertible at the option of the holder, at $.001 per share.

SUBSEQUENT EVENT

          Effective October 2, 2009, holders of convertible promissory notes did elect to convert their notes into shares of our Common Stock. We issued an aggregate of 5,400,000 shares of our Common Stock to eleven persons, none of whom is a resident of the United States. The conversion price was $0.0022 per share.

Until we are funded costs associated with our business is expected to be paid from loans from our management. Our current development and operational budget sets out a capital requirement of $1,200,000, of which approximately $900,000 is targeted for development of the Oakley Lease. To date we have received expressions of interest to finance our development, but we have not yet secured a firm commitment for this capital. We anticipate that the closing of the Oakley Lease acquisition will better enable us to finalize terms for the investment capital. In the event we are not successful in raising all the financing needed from third party or outside sources, we will look to management and current shareholders to make up any shortfall, however, there are no existing requirements or contractual obligations which will compel any or all of them to contribute additional capital to us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Recent accounting pronouncements – the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). This statement replaces FAS No 141, which was effective July 1, 2001 “Business Combinations”. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date. Early adoption is prohibited. Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements that are presented I conformity with US GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management does not expect this statement to change any of the Company’s existing accounting principles.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended August 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ubiquitech Software Corp

(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

For the fiscal year ended August 31, 2009 and 2008

And

The period January 11, 2007 (inception) through August 31, 2009

UBIQUITECH SOFTWARE CORPORATION

TABLE OF CONTENTS

Page No.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flow	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Footnotes to the Financial statements	F-7-F-10

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ubiquitech Software Corporation

Greenwood Village, Colorado

I have audited the accompanying balance sheets of Ubiquitech Software Corporation (a development stage company) as of August 31, 2009 and August 31, 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from January 11, 2007 (inception) through August 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ubiquitech Software Corporation as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period from January 11, 2007 (inception) through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going coincern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
January 26, 2010	RONALD R. CHADWICK, P.C.

Ubiquitech Software Corp.

(A Development Stage Company)

Balance Sheet

	Aug. 31, 2009		Aug. 31, 2008

ASSETS

Current Assets – Cash	$—		$1,825

TOTAL ASSETS	$—		$1,825

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Current Liabilities
Accounts payable	9,575		5,884
Interest payable	580	#	—
Note payable related party	12,000	#	—

TOTAL LIABILITIES	$22,155		$5,884

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—		—

Common Stock, par value $.001 per share; Authorized; 50,000,000 shares; issued and outstanding 9,158,000 shares.	9,158		9,158

Capital paid in excess of par value	37,826		23,126

Retained earnings (deficit)	(69,139)		(36,343)

TOTAL SHAREHOLDERS’ EQUITY	(22,155)		(4,059)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$—		$1,825

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corp.

(A Development Stage Company)

Statement of Operations

	Fiscal Year Ended August 31, 2009	Fiscal Year Ended August 31, 2008	For the Period January 11, 2007 (inception) through August 31,2009

Revenue	$—	$—	$—

General and administrative expenses

Consulting	—	—	8,500
Office	2,375	4,955	7,330
Professional fees	22,825	15,900	38,725
Stock transfer fees	1,388	3,444	8,518

Total General and administrative expenses	26,588	24,299	63,073

(Loss) before other income	(26,588)	(24,299)	(63,073)

Other Income (Expense)
Interest income	6	135	148
Release of debt	1,616	—	1,616
Interest expense	(7,830)	—	(7,830)

Total other income (expense)	(6,208)	135	(6,066)

Net (Loss)	$(32,796)	$(24,164)	$(69,139)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,158,000	9,158,000	9,158,000

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corp.

(A Development Stage Company)

Statement of Cash Flows

	Fiscal Year Ended August 31, 2009	Fiscal Year Ended August 31, 2008	For the Period January 11, 2007 (inception) through August 31, 2009

Net (Loss)	$(32,796)	$(24,164)	$(69,139)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Stock issued for services	—	—	8,500
Expenses paid by shareholder on behalf of Company	19,450	—	19,450
Interest accretion	7,250	—	7,250
Increase in interest payable	580	—	580
Increase in accounts payable	3,691	2,198	1,875

Net cash provided by operation activities	(1,825)	(21,966)	(31,484)

Cash flows from investing activities:
	—	—	—
Cash flows from financing activities:
Issuance of common stock	—	—	50,000
Deferred offering costs	—	—	(26,216)

Net cash provided from financing activities	—	—	23,784

Net increase in cash	(1,825)	(21,966)	(7,700)
Cash at beginning of period	1,825	23,791	—
Cash at end of period	$—	$1,825	$(7,700)

Supplemental disclosure information:
Stock issued for services	$—	$—	$8,500

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corp.

(A Development Stage Company)

Statement of Shareholders’ Equity

	Number of Common Shares Issued	Common Stock	Capital Paid In Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at January 11, 2007 (Inception)	—	$—	$—	$—	$—

January 12, 2007 issued 8,500,000 shares of par value $.001 common stock for services valued at or $.001 per share	8,500,000	8,500	—		8,500

January 12, 2007 issued 500,000 shares of par value $.001 common stock for cash of $500 or $.001 per share	500,000	500	—		500

April 23, 2007 issued 40,000 shares of par value $.001 common stock for cash of $20,000 or $.50 per share	40,000	40	19,960		20,000

August 24, 2007 issued 114,000 shares of par value $.001 common stock for cash of $28,500 or $.25 per share	114,000	114	28,386		28,500

August 28, 2007 issued 4,000 shares of par value $.001 common stock for cash of $1,000 or $.25 per share	4,000	4	996		1,000

Deferred Offering Costs			(26,216)

Net (Loss)	—	—	—	(12,179)	(12,179)

Balance at August 31, 2007	9,158,000	9,158	23,126	(12,179)	20,105

Net (Loss)	—	—	—	(24,164)	(24,164)

Balance at August 31, 2008	9,158,000	9,158	23,126	(36,343)	(4,059)

Expenses paid by officer			14,700		14,700

Net (Loss)	—	—	—	(32,796)	(32,796)

Balance at August 31, 2009	9,158,000	$9,158	$37,826	$(69,139)	$(22,155)

The accompanying notes are an integral part of these financial statements.

Ubiquitech Software Corp

(A Development Stage Company)

Notes to Financial Statements

For the fiscal year ended August 31, 2009 and 2008 and

The period January 11, 2007 (inception) through August 31, 2009

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

Ubiquitech Software Corp

(A Development Stage Company)

Notes to Financial Statements

For the fiscal year ended August 31, 2009 and 2008 and

The period January 11, 2007 (inception) through Augusty 31, 2009

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

During the fiscal year ended August 31, 2009 and 2008 the Company’s business plan was to provide management consulting services. The revenue is recognized when the services have been preformed. As of August 31, 2009 and 2008 the Company had no revenue.

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

Note 3 – Related Party Events

During our fiscal year ended August 2009 and 2008, our principal office was located in the office of our then President, who provided us this space on a rent free basis.

The Company currently has an office located at an address maintained by the Secretary on a rent free basis.

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

On August 24, 2007 the Company issued 114,000 shares of $.001 par value common stock for $28,500 cash or $.25 per share as part of a private offering

Ubiquitech Software Corp

(A Development Stage Company)

Notes to Financial Statements

For the fiscal year ended August 31, 2009 and 2008 and

The period January 11, 2007 (inception) through August 31, 2009

Note 4 – Capital Stock (continued)

On August 28 2007 the Company issued 4,000 shares of $.001 par value common stock for $1,000 cash or $.25 per share as part of a private offering

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of August 31, 2009.

In June of 2009 an officer/shareholder of the Company paid $14,700 in expenses that was contributed to capital.

The Company has declared no dividends through August 31, 2009.

Note 5 - Notes Payable

The Company at August 31, 2009 had outstanding notes payable for $12,000 to various individuals, unsecured, bearing an interest rate at 6% per annum and due on demand. Interest expense under the notes for the period ended August 31, 2009 $7,830 with accrued interest payable of $580. This note was created from monies paid by a shareholder/officer on behalf of the Company.

Note 6 - Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At August 31, 2009 and 2008, the Company had approximately $25,096 and $24,164 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $6,559 and $4,833 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended August 31, 2009 and 2008 was approximately $1,726 and $2,397 respectively.

Ubiquitech Software Corp

(A Development Stage Company)

Notes to Financial Statements

For the fiscal year ended August 31, 2009 and 2008 and

The period January 11, 2007 (inception) through August 31, 2009

Note 7 - Subsequent Events

On June 23, 2009 8,500,000 shares of our Common Stock (approximately 92.8% of our issued and outstanding Common Shares) were purchased from a shareholder in a private transaction, resulting in a change in control.

Effective October 2, 2009, holders of convertible promissory notes did elect to convert their notes into shares of our Common Stock. We issued an aggregate of 5,400,000 shares of our Common Stock to eleven persons, none of whom is a resident of the United States. The conversion price was $0.0022 per share.

In December 2009, as amended January 6, 2010 and January 26, 2010, we executed a letter of intent (the letter of intent and amendment hereinafter jointly referred to as the “LOI”), with Navitas Land and Mineral Corp., Central City, Kentucky (“Navitas”), where in the Company intends to acquire certain assets, including an oil and gas lease located in Hopkins County, Kentucky from Navitas (the “Oakley Lease”), in exchange for the issuance of Ten Million (10,000,000) shares of Common Stock.

Reference is made to the Company’s Report on Form 8K dated June 23, 2009 and October 2, 2009 as filed with the Securities and Exchange Commission.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures- Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective as of August 31, 2009, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations -Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the fiscal year ended August 31, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          Based on an assessment carried out during the period January 7-8, 2010, management believes that, as of August 31, 2009, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                 Following is a list of our officers and directors:

Name	Age	Position

Young Yuen	49	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer

Ryan Henning	50	Secretary

Our director serves as director until our next Annual Meeting of Stockholders to be held in 2010 and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

The following is a biographical summary of the business experience of our current Officers and Directors:

Young Yuen, was appointed as our CEO, President, Treasurer, Secretary and Chairman of our Board of Directors on June 23, 2009. Prior to his appointment, from June 2009 he was retired. From June 2003 through June 2009, Mr. Yuen was self-employed as an engineering consultant in Vancouver, British Colombia, Canada, where he provided consulting services to various private companies. Mr. Yuen received a Bachelor of Science degree from the University of British Colombia in 1985. He intends to devote as much time as necessary to our business affairs, which, as of the date of this report, is not expected to exceed approximately 20 hours per week.

Ryan Henning was appointed as our Secretary in September 2009. Since 2002, Mr. Henning has been a business consultant with Bayside Management Corp., Calgary, Alberta, Canada and August Investments, Inc., Las Vegas, Nevada, where his duties and responsibilities have included business evaluation and assessment, document and financial statement review and preparation and developing presentations to potential investors. Mr. Henning received an LLB degree and MBA degree from the University of British Columbia in 1987 and 1983, respectively, and a Bachelor of Commerce degree from the University of Manitoba in 1981. He intends to devote as much time as necessary to our business affairs, which, as of the date of this report, is not expected to exceed approximately 20 hours per week.

ITEM 11.	EXECUTIVE COMPENSATION

                None of our executive officers or directors received any compensation from us during our fiscal year ended August 31, 2009, or previously or subsequent thereto.

SUMMARY COMPENSATION TABLE

During our fiscal years ended August 31, 2009, 2007 and 2006, no executive officer received any compensation. It is not anticipated that any of our executive officers will receive material compensation in the foreseeable future. Following is a table containing the aggregate compensation paid to our Chief Executive Officer and all other officers who received aggregate compensation exceeding $100,000 during our fiscal year ended August 31, 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Brian Sobnosky, President	2008	$0	$0	0	$0	$0	$0	0	$0
	2007	$0	$0	0	$0	$0	$0	0	$0
	2006	$0	$0	0	$0	$0	$0	0	$0

EMPLOYMENT AGREEMENTS

       None of our executive officers is party to an employment agreement with us.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We believe that all reports required to be filed were filed in a timely manner. CODE OF ETHICS

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

OPTIONS/SAR GRANTS AND FISCAL YEAR END OPTION EXERCISES AND VALUES

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

COMPENSATION OF DIRECTORS

None of our directors received or were entitled to receive remuneration for the fiscal year ended August 31, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding the ownership of Common Stock as of the date of this report by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Young Yuen(1) 3231 West 38th Avenue Vancouver, British Columbia Canada V6N 2X5	8,500,000	58.4%

Common	All Officers and Directors as a Group (2 persons)	8,500,000	58.4%

_______________

(1)	Officer and/or Director of our Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

During our fiscal year ended August 31, 2009 we occupied approximately 500 square feet of office and retail space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

          Our current principal place of business is located at 7435 S. Eastern Ave., Suite 5, Las Vegas, NV 89123, which consists of 420 square feet of executive office space. This space is provided to us on a rent free basis by one of our officers, and is subleased pursuant to a verbal agreement on a month-to-month basis.

          There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

          The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C., our independent accountant, for the year ended August 31, 2009 and 2008:

	August 31, 2008	August 31, 2009
Audit Fees	$7,500	$7,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	_____-	_____-
Total	$7,500	$7,500

          Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

          Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees. Consists of amounts billed for services other than those noted above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

10.1	Letter of Intent with Navitas, dated December 23, 2009

10.2	Amendment No. 1 to Letter of Intent with Navitas, dated January 6, 2010

10.3	Amendment No. 2 to Letter of Intent with Navitas, dated January 25, 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
21.1	List of Subsidiaries**

________________

*	Previously filed with Form SB-2 Registration Statement, October 31, 2007.
**	Previously filed with Form 10-K for Fiscal Year Ended August 31, 2008, filed on November 26, 2008.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: February 9, 2010	UBIQUITECH SOFTWARE CORPORATION By:s/Young Yuen______________________ Young Yuen, Chief Executive Officer/ Chief Financial Officer

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2010.

s/Young Yuen___________________

Young Yuen, Sole Director