Form 10-Q
period 2009-11-30
UBIQUITECH SOFTWARE CORP
filed 2010-02-24
CIK 1411460

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: November 30, 2009

Commission File Number: 000-52395

UBIQUITECH SOFTWARE CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	20-8224855
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

7435 S. Eastern Avenue

Suite 5

Las Vegas, Nevada 89123

(Address of principal executive offices)

(702) 421-9004

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): __x__ Yes No

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 30, 2009, was 14,558,000 shares.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

UBIQUITECH SOFTWARE CORPORATION

TABLE OF CONTENTS

Page No.
FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-1
Unaudited Consolidated Statement of Operations For the Three Months Ended November 30, 2009 and 2008	F-2
Unaudited Consolidated Statement of Cash Flows	F-3
Footnotes to the Consolidated Financial Statements	F-4

Ubiquitech Software Corporation

Consolidated Balance Sheet

(A Development Stage Company)

	Unaudited November 30, 2009	Audited August 31, 2008

ASSETS

Current Assets:

Cash and cash equivalents	$0	$0

Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	6,026	9,575
Interest payable	—	580
Note payable related party	—	12,000

TOTAL LIABILITIES	6,026	22,155

SHAREHOLDERS’ EQUITY

Preferred stock, $.10 par value per share; Authorized 1,000,000 Shares; Issued and outstanding -0- shares.	—	—

Common Stock, $.001 per share; Authorized 50,000,000 Shares Issued and outstanding 9,158,000 shares	14,558	9,158

Capital paid in excess of par value	54,636	37,826

(Deficit) accumulated during the development stage	(75,220)	(69,139)

TOTAL SHAREHOLDERS’ EQUITY	(6,026)	(22,155)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$0	$0

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corporation

Unaudited Consolidated Statement Of Operations

(A Development Stage Company)

	Unaudited 3 Months Ended November 30, 2009	Unaudited 3 Months Ended November 30, 2008	Unaudited January 11, 2007 (inception) Through November 30, 2009

Revenue	$—	$—	$—

General and administrative expenses

Consulting	—	—	8,500
Legal	2,891	4,750	41,616
Office	—	309	7,330
Stock transfer fees	3,134	1,575	11,652

Total General and administrative expenses	6,025	6,634	69,098

(Loss) before other income	(6,025)	(6,634)	(69,098)

Other income (expense)			—
Debt release	—	1,616	1,616
Interest income	—	2	148
Interest (expense)	(56)	(7,290)	(7,886)

Total other income (expense)	(56)	(5,672)	(6,122)

Net (Loss)	$(6,081)	$(12,306)	$(75,220)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	10,058,000	9,158,000	10,058,000

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corporation

Unaudited Consolidated Statement Of Cash Flows

(A Development Stage Company)

	3 Month Period Ended November 30, 2009	3 Month Period Ended November 30, 2008	For the period January 11, 2007 (inception Through November 30, 2009

Net (Loss)	$(6,081)	$(12,306)	$(75,220)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Stock issued for services	—	—	8,500
Cash expenses paid by shareholder as a note payable	—	4,750	4,750
Cash expenses paid by shareholder contributed as capital	9,575	7,250	24,275
Interest accretion	—		7,250
Increase (Decrease) in interest payable	(580)	40	—
Increase (Decrease) in accounts payable	(3,550)	(232)	6,025

Net cash provided by operation activities	(636)	(498)	(24,420)

Cash flows from investing activities:
	—	—	—
Net cash (used) in investing activities	—	—	—

Cash flows from financing activities:
Issuance of common stock	—	—	50,000
Deferred offering costs	—	—	(26,216)
Interest paid in exchange for common stock	636	—	636

Net cash provided from financing activities	636	—	24,420

Net increase in cash	—	(498)	—
Cash at beginning of period	—	1,825	—
Cash at end of period	$—	$1,327	$—

Supplemental disclosure information:
Note issued for payments made by officer on behalf of Company	$—	$12,000	$12,000
Stock issued for services	$—	$—	$8,500
Stock issued in exchange for Notes Payable	$12,636	$—	$12,636

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp.

Notes To Unaudited Financial Statements

For The three Month Period Ended November 30, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended November 30, 2009 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended November 30, 2009 are not necessarily indicative of the results expected for the fiscal year ended August 31, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended August 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 4 – Notes Payable to Related Parties

On September 28, 2009 the related party note holders agreed to exchange their notes and applicable accrued interest amounting to $12,636 for 5,400,000 shares of the Companies $.001 par value common stock.

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

Overview and History

Until June 2009 our business was to develop and market proprietary specialized computer software to help manage electronically stored data through our wholly owned subsidiary companies, Datamatrix Software Corporation and Enterpriseware Software Corporation. Effective June 23, 2009, we engaged in a change in control. As a result of this change in control we placed these wholly owned subsidiaries into trust on behalf of our shareholders of record as of June 23, 2009, the date immediately prior to the date upon which control of our Company took place. We intend to engage in a “spin-off” of these companies by filing a registration statement with the Securities and Exchange Commission pursuant to the provisions of the Securities Act of 1933, as amended.

As a result of this change in control, our current business plan has been changed. See “Plan of Operation/Subsequent Event,” below for a discussion of this new business opportunity.

We have not been subject to any bankruptcy, receivership or similar proceeding.

          Our new address is 7435 S. Eastern Ave., Suite 5, Las Vegas, NV 89123.  Our telephone number is (702) 421-9004.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended November 30, 2009 and 2008

For the three months ended November 30, 2009 and 2008, we had no revenues.

General and administrative expenses for the three months ended November 30, 2009 were $6,025, compared to $6,634 for the three months ended November 30, 2008. The major components of these general and administrative expenses during the three month period ended November 30, 2009 were professional fees and stock transfer fees. While our general and administrative expenses will continue to be our largest expense item in the near term, we believe that upon initiation of the new enterprise development, this expense will comprise a smaller percentage of overall corporate operating costs. Based on the financial models associated with the new business direction, we anticipate that more significant cost items will be comprised of operational expenditures inclusive of field assessment work; engineering; log and run check reviews; seismic data reviews; expenditures involving with the movement, repair and installation of equipment and other expenditures typical of oil and gas field operations.

As a result, we incurred a net loss of $6,081 for the three month period ended November 30, 2009 (less than $0.01 per share), compared to a net loss of $12,306 for the three month period ended November 30, 2008 (less than $0.01 per share).

PLAN OF OPERATION/SUBSEQUENT EVENT

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

The following events occurred subsequent to November 30, 2009.

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

Relevant thereto, on December 23, 2009, as amended January 6, 2010, January 25, 2010 and February 22, 2010,, we entered into a letter of intent (“LOI”) with Navitas Land and Mineral Corp., Central City, KY (“Navitas”), to acquire certain assets, including three oil and gas leases and related oil and gas drilling equipment. The leases are located in Western Kentucky in Hopkins County. The LOI is a non-binding document, but provides that a definitive agreement will be entered into on or before march 8, 2010. Current management of Navitas will initially become members of a to be established Board of Advisors. It is anticipated that certain members of Navitas management will assume management positions with us upon the execution of a definitive agreement.

Subject to completion of the acquisition negotiated and set out in the LOI, we intend to concentrate our initial development efforts on the Oakley Lease. We anticipate implementing a concentrated drilling program in mid-2010 on fields where Navitas is currently the Operator.

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

•

Pursue Selective Acquisitions and Joint Ventures. Due to the long-standing presence of the members of our board of advisors in Western Kentucky, and their familiarity with both the historic and potential production in the region, we believe we are well-positioned to pursue selected acquisitions from the fragmented and capital-constrained owners of mineral rights throughout Western Kentucky.

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

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2009, we had no cash or cash equivalents.

Net cash used in operating activities was $636 for the three month period ended November 30, 2009, compared to net cash used of $498 for the similar period ended November 30, 2008. We anticipate that overhead costs in current operations will increase in the future once we begin implementing our new business plan discussed below herein. Once formal documentation has been executed we anticipate that we will incur a noticeable increase in professional fees, including legal and accounting, as we initiate fundraising activities in connection with the development of the new business enterprise. Further, we anticipate additional professional expenses including geologic and engineering reports.

In advance of confirmation of funding sources and commitments, we are unable at this time to accurately estimate our general and administrative costs as these will be subject to significant change once development efforts are initiated.

Cash flows provided or used in investing activities were $-0- for the fiscal quarters ended November 30, 2009 and 2008. Cash flows provided or used by financing activities were $-0- for the fiscal quarters ended November 30, 2009 and 2008.

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

          We currently have very limited capital. We are not generating revenue from our operations and our ability to implement our new business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop the Oakley Lease and continue/commence operations. We intend to raise funds through private placements of our common stock and through short-term borrowing. We estimate that we will require a minimum of $1.2 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms, venture capitalists and other groups to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding. Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operation, results of operations and financial condition.

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended November 30, 2009.

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

Disclosure Controls and Procedures- Our management, which presently consists of one person who holds both positions of Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective as of November 30, 2009, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended November 30, 2009 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

          Effective October 2, 2009, holders of convertible promissory notes did elect to convert their notes into shares of our Common Stock. We issued an aggregate of 5,400,000 shares of our Common Stock to eleven persons, none of whom is a resident of the United States. The conversion price was $0.0022 per share. We did not receive any proceeds from this transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included in this Report:

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

Date: February 24, 2010	UBIQUITECH SOFTWARE CORPORATION By:s/ Young Yuen__________________________ Young Yuen, Chief Executive Officer/ Chief Financial Officer