Form 10-Q
period 2010-02-28
UBIQUITECH SOFTWARE CORP
filed 2010-04-14
CIK 1411460

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: February 28, 2010

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of April 13, 2010, was 14,558,000 shares.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

UBIQUITECH SOFTWARE CORPORATION

Ubiquitech Software Corp.

Balance Sheet

(A Development Stage Company)

_____________________________________________________________________________________

	Unaudited February 28, 2010	Audited August 31, 2009

ASSETS

Current Assets:
Cash and cash equivalents	$0	$0

Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	6,900	9,575
Interest payable	—	580
Note payable related party	—	12,000

TOTAL LIABILITIES	6,900	22,155

SHAREHOLDERS’ EQUITY

Preferred stock, $.10 par value per share; Authorized 1,000,000 Shares; Issued and outstanding -0- shares.	—	—

Common Stock, $.001 per share; Authorized 50,000,000 Shares; Issued and outstanding 14,558,000 shares	14,558	9,158

Capital paid in excess of par value	69,048	37,826

(Deficit) accumulated during the development stage	(90,506)	(69,139)

TOTAL SHAREHOLDERS’ EQUITY	(6,900)	(22,155)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$0	$0

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp.

Unaudited Statement of Operations

(A Development Stage Company)

_____________________________________________________________________________________________

	Unaudited 3 Months Ended February 28, 2010	Unaudited 3 Months Ended February 28, 2009

Revenue:	$—	$—

General & Administrative Expenses
Accounting	8,355	1,500
Legal	6,619	—
Office	—	—
Stock transfer	312	—

Total General & administrative expenses	15,286	1,500

(Loss) before other income	(15,286)	(1,500)

Other income (expense)
Interest income	—	2
Interest (expense)	—	(180)

Total other income (expense)	—	(178)

Net (Loss)	$(15,286)	$(1,678)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	11,408,000	9,158,000

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp.

Unaudited Statement of Operations

(A Development Stage Company)

_____________________________________________________________________________________________

	Unaudited 6 Months Ended February 28, 2010	Unaudited 6 Months Ended February 28, 2009	Unaudited January 11, 2007 (inception) Through February 28, 2010

Revenue	$—	$—	$—

General and administrative expenses
Consulting	—	—	8,500
Legal & accounting	17,865	6,250	56,590
Office	—	309	7,330
Stock transfer fees	3,446	1,575	11,964

Total General and administrative expenses	21,311	8,134	84,384

(Loss) before other income	(21,311)	(8,134)	(84,384)

Other income (expense)			—
Debt release	—	1,616	1,616
Interest income	—	4	148
Interest (expense)	(56)	(7,470)	(7,886)

Total other income (expense)	(56)	(5,850)	(6,122)

Net (Loss)	$(21,367)	$(13,984)	$(90,506)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	11,408,000	9,158,000	11,408,000

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp.

Unaudited Statement of Cash Flows

(A Development Stage Company)

_____________________________________________________________________________________________

	Unaudited 6 Months Ended February 28, 2010	Unaudited 6 Months Ended February 28, 2009	Unaudited January 11, 2007 (inception) Through February 28, 2010

Net (Loss)	$(21,367)	$(13,984)	$(90,506)

Adjustments to reconcile decrease in net assets to net cash provided by operating activities:
Stock issued for services	—	—	8,500
Cash expenses paid by shareholder as a note payable	—	4,750	4,750
Cash expenses paid by shareholder contributed as capital	23,986	7,250	38,686
Interest accretion	—		7,250
Increase (Decrease) in interest payable	(580)	220	—
Increase (Decrease) in accounts payable	(2,675)	768	6,900

Net cash provided by operation activities	(636)	(996)	(24,420)

Cash flows from investing activities:
	—	—	—

Net cash (used) in investing activities	—	—	—

Cash flows from financing activities:
Issuance of common stock	—	—	50,000
Deferred offering costs	—	—	(26,216)
Interest paid in exchange for common stock	636	—	636
	—	—	—

Net cash provided from financing activities	636	—	24,420

Net increase in cash	—	(996)	—
Cash at beginning of period	—	1,825	—
Cash at end of period	$—	$829	$—

Supplemental disclosure information:
Note issued for payments made by officer on behalf of Company	$—	$12,000	$12,000
Stock issued for services	$—	$—	$8,500
Stock issued in exchange for Notes Payable	$—	$—	$12,636

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp.

Unaudited Statement of Shareholders’ Equity

(A Development Stage Company)

_____________________________________________________________________________________________

	Number of Common Shares Issued	Common Stock	Capital Paid In Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at January 11, 2007 (Inception)	—	$—	$—	$—	$—
January 12, 2007 issued 8,500,000 shares of par value $.001 common stock for services valued at or $.001 per share	8,500,000	8,500	—	—	8,500
January 12, 2007 issued 500,000 shares of par value $.001 common stock for cash of $500 or $.001 per share	500,000	500	—	—	500
April 23, 2007 issued 40,000 shares of par value $.001 Common stock for cash of $20,000 or $.50 per share	40,000	40	19,960	—	20,000
August 24, 2007 issued 114,000 shares of par value $.001 common stock for cash of $28,500 or $.25 per share	114,000	114	28,386	—	28,500
August 28, 2007 issued 4,000 shares of par value $.001 common stock for cash of $1,000 or $.25 per share	4,000	4	996	—	1,000
Deferred Offering Costs	—	—	(26,216)	—
Net (Loss)	—	—	—	(12,179)	(12,179)

Balance at August 31, 2007	9,158,000	9,158	23,126	(12,179)	20,105
Net (Loss)	—	—	—	(24,164)	(24,164)

Balance at August 31, 2008	9,158,000	9,158	23,126	(36,343)	(4,059)
Expenses paid by officer	—	—	14,700		14,700
Net (Loss)	—	—	—	(32,796)	(32,796)

Balance at August 31, 2009	9,158,000	9,158	37,826	(69,139)	(22,155)
Expenses paid by officer	—		23,986		23,986
September 28, 2009 issued 5,400,000 shares of par value $.001 common stock in exchange for notes payable and accrued interest totaling $12,636 or $.002 per share	5,400,000	5,400	7,236	—	12,636
Net (Loss)	—	—	—	(21,367)	(21,367)

Balance at February 28, 2010 (Unaudited)	14,558,000	$14,558	$69,048	$(90,506)	$(6,900)

See Accompanying Notes To These Unaudited Financial Statements.

Ubiquitech Software Corp.

Notes To Unaudited Financial Statements

For The three Month and six month Period Ended February 28, 2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended February 28, 2010 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the six month period ended February 28, 2010 are not necessarily indicative of the results expected for the fiscal year ended August 31, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended August 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 – Notes Payable to Related Parties

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

Our new address is 7435 S. Eastern Ave., Suite 5, Las Vegas, NV 89123.  Our telephone number is (702) 421-9004.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six Months ended February 28, 2010 and 2009

For the six months ended February 28, 2010 and 2009, we had no revenues.

General and administrative expenses for the six months ended February 28, 2010 were $21,311, compared to $8,134 for the six months ended February 29, 2009. The major components of these general and administrative expenses during the three month period ended February 28, 2010 were professional fees and stock transfer fees. While our general and administrative expenses will continue to be our largest expense item in the near term, we believe that upon initiation of the new enterprise development, this expense will comprise a smaller percentage of overall corporate operating costs. Based on the financial models associated with the new business direction, we anticipate that more significant cost items will be comprised of operational expenditures inclusive of field assessment work; engineering; log and run check reviews; seismic data reviews; expenditures involving with the movement, repair and installation of equipment and other expenditures typical of oil and gas field operations.

As a result, we incurred a net loss of $21,367 for the six month period ended February 28, 2010 (less than $0.01 per share), compared to a net loss of $13,984 for the three month period ended February 28, 2009 (less than $0.01 per share).

Comparison of Results of Operations for the Three Months ended February 28, 2010 and 2009

For the three months ended February 28, 2010 and 2009, we had no revenues.

General and administrative expenses for the three months ended February 28, 2010 were $15,286, compared to $1,500 for the three months ended February 28, 2009. The major components of these general and administrative expenses during the three month period ended February 28, 2010 were professional fees and stock transfer fees. While our general and administrative expenses will continue to be our largest expense item in the near term, we believe that upon initiation of the new enterprise development, this expense will comprise a smaller percentage of overall corporate operating costs. Based on the financial models associated with the new business direction, we anticipate that more significant cost items will be comprised of operational expenditures inclusive of field assessment work; engineering; log and run check reviews; seismic data reviews; expenditures involving with the movement, repair and installation of equipment and other expenditures typical of oil and gas field operations.

As a result, we incurred a net loss of $15,286 for the three month period ended February 28, 2010 (less than $0.01 per share), compared to a net loss of $1,678 for the three month period ended February 28, 2009 (less than $0.01 per share).

Because we did not generate any revenues during the last six months, following is our Plan of Operation.

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

Relevant thereto, on December 23, 2009, as amended January 6, 2010, January 25, 2010, February 22, 2010, and March 26, 2010, we entered into a letter of intent (“LOI”) with Navitas Land and Mineral Corp., Central City, KY (“Navitas”), to acquire certain assets, including three oil and gas leases and related oil and gas drilling equipment. The leases are located in Western Kentucky in Hopkins County. The LOI is a non-binding document, but provides that a definitive agreement will be entered into on or before April 23, 2010. Current management of Navitas will initially become members of a to be established Board of Advisors. It is anticipated that certain members of Navitas management will assume management positions with us upon the execution of a definitive agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2010, we had no cash or cash equivalents.

Net cash used in operating activities was $636 for the six month period ended February 28, 2010, compared to net cash used of $996 for the similar period ended February 28, 2009. We anticipate that overhead costs in current operations will increase in the future once we begin implementing our new business plan discussed below herein. Once formal documentation has been executed we anticipate that we will incur a noticeable increase in professional fees, including legal and accounting, as we initiate fundraising activities in connection with the development of the new business enterprise. Further, we anticipate additional professional expenses including geologic and engineering reports.

In advance of confirmation of funding sources and commitments, we are unable at this time to accurately estimate our general and administrative costs as these will be subject to significant change once development efforts are initiated.

Cash flows provided or used in investing activities were $-0- for the fiscal quarters ended February 28, 2010 and 2009. Cash flows provided or used by financing activities were $636 for the six months ended February 28, 2010 and $-0- for the six months ended February 28, 2009.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended February 28, 2010.

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

Based on this evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective as of February 28, 2010, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended February 28, 2010 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 13, 2010	UBIQUITECH SOFTWARE CORPORATION By: s/Young Yuen____________________________ Young Yuen, Chief Executive Officer/ Chief Financial Officer