Form 10-Q
period 2010-05-31
UBIQUITECH SOFTWARE CORP
filed 2010-07-01
CIK 1411460

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: May 31, 2010

Commission File Number:  000-52395

UBIQUITECH SOFTWARE CORPORATION
 (Exact name of small business issuer as specified in its charter)

Colorado	20-8224855
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

7435 S. Eastern Avenue
Suite 5
Las Vegas, Nevada 89123
(Address of principal executive offices)

(702) 421-9004
 (Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes [X]   No [_].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]   No [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  [X] Yes  [_] No

The number of shares of the registrant’s only class of common stock issued and outstanding as of June 30, 2010, was 14,558,000 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

UBIQUITECH SOFTWARE CORPORATION

UBIQUITECH SOFTWARE CORP.
Balance Sheets
(A Development Stage Company)
______________________________________________________________________________

	Unaudited May 31, 2010	Audited August 31, 2009

ASSETS

Current Assets:

Prepaid expenses	$1000	—

Total Current Assets	$1,000	—

TOTAL ASSETS	$1,000	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$1,466	$9,575
Interest payable	—	580
Note payable related party	—	12,000

TOTAL LIABILITIES	1,466	22,155

SHAREHOLDERS’ EQUITY

Preferred stock, $.10 par value per share; Authorized 1,000,000 Shares; Issued and outstanding -0- shares.	—	—
Common Stock, $.001 per share; Authorized 50,000,000 Shares; Issued and outstanding 14,558,000 shares	14,558	9,158
Capital paid in excess of par value	85,039	37,826
(Deficit) accumulated during the development stage	(100,063)	(69,139)

TOTAL SHAREHOLDERS’ EQUITY	(466)	(22,155)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,000	$—

See Accompanying Notes to These Unaudited Financial Statements.

UBIQUITECH SOFTWARE CORP.
Unaudited Statement of Operations
(A Development Stage Company)
______________________________________________________________________________

	3 Months Ended May 31, 2010	3 Months Ended May 31, 2009

Revenue:	$—	$—

General & Administrative Expenses

Accounting	1,950	2,000
Legal	7,724	—
Office	—	—
Stock transfer	(237)	—

Total General & administrative expenses	9,437	2,000

(Loss) before other income	(9,437)	(2,000)

Other income (expense)
Interest income	—	2
Interest (expense)	—	(180)

Total other income (expense)	—	(178)

Net (Loss)	$(9,437)	$(2,178)

Basic (Loss) Per Share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	12,758,000	9,158,000

See Accompanying Notes to These Unaudited Financial Statements.

UBIQUITECH SOFTWARE CORP.
Unaudited Statement of Operations
(A Development Stage Company)
______________________________________________________________________________

	9 Months Ended May 31, 2010	9 Months Ended May 31, 2009	January 11, 2007 (inception) Through May 31, 2010

Revenue	$—	$—	$—

General and administrative expenses

Accounting	10,305	8,250	29,685
Consulting	—	—	8,500
Legal	17,234	—	36,579
Office	120	309	7,450
Stock transfer fees	3,209	1,575	11,727

Total General and administrative expenses	30,868	10,134	93,941

(Loss) before other income	(30,868)	(10,134)	(93,941)

Other income (expense)			—
Debt release	—	1,616	1,616
Interest income	—	6	148
Interest (expense)	(56)	(7,650)	(7,886)

Total other income (expense)	(56)	(6,028)	(6,122)

Net (Loss)	$(30,924)	$(16,162)	$(100,063)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	13,958,000	9,158,000	12,758,000

See Accompanying Notes to These Unaudited Financial Statements.

UBIQUITECH SOFTWARE CORP.
Unaudited Statement of Cash Flows
(A Development Stage Company)
______________________________________________________________________________

	9 Months Ended May 31, 2010	9 Months Ended May 31, 2009		January 11, 2007 (inception) Through May 31, 2010

Net (Loss)	$(30,924)		$(16,162)	$(100,063)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Stock issued for services	—		—	8,500
Cash expenses paid by shareholder as a note payable	—		4,750	4,750
Cash expenses paid by shareholder contributed as capital	39,977		7,250	54,677
(Increase) in prepaid expenses	(1,000)			(1,000)
Interest accretion	—			7,250
Increase (Decrease) in interest payable	(580)		400	—
Increase (Decrease) in accounts payable	(8,109)		2,768	1,466
Net cash provided by operation activities	(636)		(994)	(24,420)

Cash flows from investing activities:
	—		—	—
Net cash (used) in investing activities	—		—	—

Cash flows from financing activities:
Issuance of common stock	—		—	50,000
Deferred offering costs	—		—	(26,216)
Interest paid in exchange for common stock	636		—	636
Net cash provided from financing activities	636		—	24,420

Net increase in cash	—		(994)	—
Cash at beginning of period	—		1,825	—
Cash at end of period	$—		$831	$—

Supplemental disclosure information:
Note issued for payments made by officer on behalf of Company	$—		$12,000	$12,000
Stock issued for services	$—		$—	$8,500
Stock issued in exchange for Notes Payable	$—	0	—	$12,636

See Accompanying Notes to These Unaudited Financial Statements.

UBIQUITECH SOFTWARE CORP.
Unaudited Statement of Shareholders’ Equity
(A Development Stage Company)
______________________________________________________________________________

	Number of Common Shares Issued	Common Stock	Capital Paid In Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at January 11, 2007 (Inception)	—	$—	$—	$—	$—

January 12, 2007 issued 8,500,000 shares of par value $.001 common stock for services valued at or $.001 per share	8,500,000	8,500	—		8,500
January 12, 2007 issued 500,000 shares of par value $.001 common stock for cash of $500 or $.001 per share\	500,000	500	—		500
April 23, 2007 issued 40,000 shares of par value $.001 common stock for cash of $20,000 or $.50 per share	40,000	40	19,960		20,000
August 24, 2007 issued 114,000 shares of par value $.001 common stock for cash of $28,500 or $.25 per share	114,000	114	28,386		28,500
August 28, 2007 issued 4,000 shares of par value $.001 common stock for cash of $1,000 or $.25 per share	4,000	4	996		1,000
Deferred Offering Costs			(26,216)
Net (Loss)	—	—	—	(12,179)	(12,179)
Balance at August 31, 2007	9,158,000	9,158	23,126	(12,179)	20,105

Net (Loss)	—	—	—	(24,164)	(24,164)
Balance at August 31, 2008	9,158,000	9,158	23,126	(36,343)	(4,059)

Expenses paid by officer			14,700		14,700
Net (Loss)	—	—	—	(32,796)	(32,796)

Balance at August 31, 2009	9,158,000	9,158	37,826	(69,139)	(22,155)

Expenses paid by officer			39,977		39,977
September 28, 2009 issued 5,400,000 shares of par value $.001 common stock in exchange for notes payable and accrued interest totaling $12,636 or $.002 per share	5,400,000	5,400	7,236		12,636
Net (Loss)	—	—	—	(30,924)	(30,924)

Balance at May 31, 2010 (Unaudited)	14,558,000	$14,558	$85,039	$(100,063)	$(466)

See Accompanying Notes to These Unaudited Financial Statements.

Ubiquitech Software Corp.
(a development company)

Notes to the Unaudited Financial Statements
For The Three and Nine Month Periods Ended May 31, 2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended May 31, 2010, was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the nine month period ended May 31, 2010, are not necessarily indicative of the results expected for the fiscal year ended August 31, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K for the year ended August 31, 2009, as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 – Notes Payable to Related Parties

On September 28, 2009, the related party note holders agreed to exchange their notes and applicable accrued interest amounting to $12,636 for 5,400,000 shares of the Company’s $0.001 par value Common Stock.

Note 4 – Subsequent Events

There are no subsequent events upon which to report. Subsequent events have been evaluated through the date of this financial report as being the latest practicable and most reasonable date for which to evaluate and include subsequent events for the purposes of this quarterly report.

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

As a result of this change in control, our current business plan has been changed.  See “Plan of Operation” below for a discussion of this new business opportunity.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 7435 S. Eastern Ave., Suite 5, Las Vegas, NV 89123.  Our telephone number is (702) 421-9004.

Results of Operations

Comparison of Results of Operations for the Nine months ended May 31, 2010 and 2009

We did not generate any revenues during the nine month periods ended May 31, 2010 or 2009.

General and administrative expenses for the nine months ended May 31, 2010, were $30,868, compared to $10,134 for the nine months ended May 31, 2009, an increase of $20,734. This increase included an increase in professional fees of $19,289, as well as a minor increase of $1,634 in stock transfer fees. While our general and administrative expenses will continue to be our largest expense item in the near term, we believe that upon initiation of a new enterprise development, this expense will comprise a smaller percentage of overall corporate operating costs. Based on the financial models associated with the new business direction, we anticipate that more significant cost items will be comprised of operational expenditures inclusive of field assessment work, engineering, log and run check reviews, seismic data reviews, expenditures involving the movement, repair and installation of equipment and other expenditures typical of oil and gas field operations.

As a result, we incurred a net loss of $30,924 for the nine month period ended May 31, 2010, (less than $0.01 per share), compared to a net loss of $16,162 for the nine month period ended May 31, 2009 (less than $0.01 per share).

Comparison of Results of Operations for the Three Months ended May 31, 2010 and 2009

For the three months ended May 31, 2010, and 2009 we had no revenues.

General and administrative expenses for the three months ended May 31, 2010, were $9,437, compared to $2,000 for the three months ended May 31, 2009. This increase included an increase in legal fees of $7,724.  While our general and administrative expenses will continue to be our largest expense item in the near term, we believe that upon initiation of a new enterprise development, this expense will comprise a smaller percentage of overall corporate operating costs. Based on the financial models associated with the new business direction, we anticipate that more significant cost items will be comprised of operational expenditures as noted above.

As a result, we incurred a net loss of $9,437 for the three month period ended May 31, 2010, (less than $0.01 per share), compared to a net loss of $2,178 for the three month period ended May 31, 2009, (less than $0.01 per share).

Because we did not generate any revenues during the last nine months, following is our Plan of Operation.

Plan of Operation

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

On December 23, 2009, as amended January 6, 2010, January 25, 2010, February 22, 2010, and March 26, 2010, we entered into a letter of intent (“LOI”) with Navitas Land and Mineral Corp., Central City, KY (“Navitas”), to acquire certain assets including three oil and gas leases and related oil and gas drilling equipment located in Hopkins County, Western Kentucky. The LOI was a non-binding document, but provided that a definitive agreement would be entered into on or before April 23, 2010, which failed to occur.  As a result, we are currently exploring and evaluating other oil and gas opportunities in the United States as well as seeking opportunities that may be available to us in Canada or offshore. We have not entered into any formal agreements as of the date of this report.

Our Business Strategy

Our goal is to increase shareholder value by finding and developing oil and natural gas reserves at costs that provide a better-than-market rate of return on cash outlays and expenditures.  The principal elements of our business strategy are:

•
Develop Our Existing Properties.  We intend to identify further drilling locations on properties we acquire by revitalizing older wells, and utilizing digital spectral satellite maps among other accepted technologies to locate highest probability locations for new wells.  However, as of the date of this report we have not identified any acquisition properties and there can be no assurances that even if such properties are so identified we will be able to acquire the same on favorable terms, or at all.

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

Liquidity and Capital Resources

As of May 31, 2010, we had no cash or cash equivalents.

Net cash used in operating activities was ($636) for the nine month period ended May 31, 2010, compared to net cash used of ($994) for the similar period ended May 31, 2009.  We anticipate that overhead costs in current operations will increase in the future once we begin implementing our new business plan discussed below herein.  Once formal documentation has been executed we anticipate that we will incur a noticeable increase in professional fees, including legal and accounting, as we initiate fundraising activities in connection with the development of the new business enterprise.  Further, we anticipate additional professional expenses including geologic and engineering reports.

In advance of confirmation of funding sources and commitments, we are unable at this time to accurately estimate our general and administrative costs as these will be subject to significant change once development efforts are initiated.

Cash flows provided or used in investing activities were $-0- for the fiscal quarters ended May 31, 2010 and 2009.  Cash flows provided or used by financing activities were $636 for the nine months ended May 31, 2010 and $-0- for the nine months ended May 31, 2009.

To date we have received expressions of interest to finance our acquisition of oil and gas properties, but we have not yet identified any specific properties for acquisition and as such, have not secured a firm commitment for this capital.  In the event we are successful in negotiating the terms of acquisition of oil and gas properties acceptable to management, but are not successful in raising all the financing needed from third party or outside sources, we will look to management and current shareholders to make up any shortfall, however, there are no existing requirements or contractual obligations which will compel any or all of them to contribute additional capital to us.

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

We currently have very limited capital. We are not generating revenue from our operations and our ability to implement our new business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to acquire oil and gas leases and commence operations. We intend to raise funds through private placements of our common stock and through short-term borrowing. We estimate that we will require a minimum of $1 million in debt and/or equity capital to fully implement our business plan in the future; there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms, venture capitalists and other groups to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding. Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operation, results of operations and financial condition.

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase once additional personnel are hired.  We do not have sufficient funds to cover existing operations or the anticipated increase in these expenses.  Current operating costs are expected to be provided by loans from our current management and shareholders until such time as we are able to secure additional financing, of which there is no assurance.  These funds are expected to be utilized for general and administrative expenses, to initiate research and development activities, and to finance our plans to expand our operations for the next year.  At this time we have no other resources on which to get cash if needed without his assistance.  As of the date of this report no decision has been made regarding the terms of these prospective loans.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended May 31, 2010.

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

Based on this evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective as of May 31, 2010, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Quarterly Report on Form 10−Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended May 31, 2010 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 1, 2010	UBIQUITECH SOFTWARE CORPORATION By: s/Pardeep Singh_________________________ Pardeep Singh, Chief Executive Officer/ Chief Financial Officer